Form 10QSB
period 2000-03-31
CARE CONCEPTS INC
filed 2001-03-19
CIK 842927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2000

                         Commission file number: 0-20958


                               CARE CONCEPTS, INC.
                 (Name of Small Business Issuer in its charter)


         Delaware                                                85-0519152
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 794-9450
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     No X
                                   ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 2,876,275 shares as of March 31, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                                     $      --
                                                                -----------

     Total Assets                                               $      --
                                                                ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable-trade                                        $   352,634
  Judgement payable                                                  86,316
                                                                -----------

     Total Current Liabilities                                      438,950
                                                                -----------

Commitments and Contingencies                                          --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 125,000 shares
   authorized, none issued or outstanding                              --
  Common stock:  $.001 par value, 7,500,000 shares
   authorized, 2,876,275 shares issued and outstanding                2,876
  Additional paid in capital                                      6,901,814
  Contributed capital                                                66,498
  Deficit accumulated during the development stage                   (1,598)
  Accumulated deficit                                            (7,408,540)
                                                                -----------

     Total Stockholders' Equity (Deficit)                          (438,950)
                                                                -----------

     Total Liabilities and Stockholders' Equity (Deficit)       $      --
                                                                ===========


                             See notes to unaudited
                         condensed financial statements.



                                    CARE CONCEPTS, INC.
                               (A Development Stage Company)
                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
                      FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                     TO MARCH 31, 2000


                                                  Three Months Ended      Cumulative From
                                                       March 31,         January 1, 2000 to
                                                  ------------------          March 31,
                                                  2000           1999           2000
                                                  ----           ----           ----

Revenue                                        $      --      $      --      $      --

Operating expenses                                    --             --             --
                                               -----------    -----------    -----------

      Income (Loss) From Operations                   --             --             --
                                               -----------    -----------    -----------

Other Income (Expense):
  Interest expense                                  (1,598)        (1,598)        (1,598)
                                               -----------    -----------    -----------

      Total Other Income (Expense)                  (1,598)        (1,598)        (1,598)
                                               -----------    -----------    -----------

      Net Income (Loss)                        $    (1,598)   $    (1,598)   $    (1,598)
                                               ===========    ===========    ===========

Net Income (Loss) Per Share of Common Stock:
  Basic                                        $      --      $      --      $      --
                                               ===========    ===========    ===========
  Diluted                                      $      --      $      --      $      --
                                               ===========    ===========    ===========

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                          2,876,275      2,876,275      2,876,275
  Diluted                                        2,876,275      2,876,275      2,876,275


                                  See notes to unaudited
                              condensed financial statements.

                                            -2-


                                   CARE CONCEPTS, INC.
                              (A Development Stage Company)
                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
                     FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                    TO MARCH 31, 2000


                                                Three Months Ended     Cumulative From
                                                      March 31,       January 1, 2000 to
                                                 -----------------         March 31,
                                                 2000         1999           2000
                                                 ----         ----           ----

Cash Flows From Operating Activities:
  Net income (loss)                             $(1,598)    $(1,598)       $(1,598)
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
  Changes in assets and liabilities:
    Judgement payable                             1,598       1,598          1,598
                                                -------     -------        -------

        Net Cash Provided By Operating
         Activities                                --          --             --
                                                -------     -------        -------

        Net Increase in Cash and Cash
         Equivalents                               --          --             --

        Cash and Cash Equivalents at
         Beginning of Period                       --          --             --
                                                -------     -------        -------

        Cash and Cash Equivalents at
         End of Period                          $  --       $  --          $  --
                                                =======     =======        =======

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
   Interest                                     $  --       $  --          $  --
   Income taxes                                    --          --             --


                                 See notes to unaudited
                             condensed financial statements.

                                           -3-

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Description of Business

Care Concepts, Inc. (the "Company") was formed in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. to seek and acquire a business opportunity. From July 1988 until June 1989, the Company's activities were composed of the investigation of various business opportunities. In June 1989, the Company acquired Care Concepts, Inc., a Colorado corporation that was formed in 1984 ("Care Concepts Colorado"). In the acquisition, the Company purchased all of the outstanding shares of Care Concepts Colorado, and operated Care Concepts Colorado as its wholly-owned subsidiary. Contemporaneously with this transaction, the Company changed its name to Care Concepts, Inc. Care Concepts Colorado was merged into the Company in January 1992. In November 1992, the Company changed its state of incorporation to Delaware through a change in domicile merger.

Care Concepts Colorado and, from 1989 until mid 1996, the Company, designed, produced, and sold the Care Van, a specialized minivan for physically challenged drivers and passengers. The Company's customers consisted primarily of wheelchair users and the elderly as well as private organizations and government funded and for-profit agencies that provided services to the physically challenged. Since mid 1996, the Company ceased all operations regarding the Care Van.

The Company is in the development stage as is more fully defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company was dormant from mid 1996 until January 1, 2000 when the Company re-entered into the development stage. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Per Share Information

The Company adopted SFAS No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Per Share Information (Continued)

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options during the periods presented.

Extinguishment of Accounts Payable

The Company is carrying $352,634 of trade accounts payable on its books. The payables were incurred prior to mid 1996 and relate to the Company's discontinued Care Van Business. Effective December 31, 2000, the Company's Board of Directors, based on advice of legal counsel, authorized removing the accounts payable from the Company's books as the amounts will not be paid and the statute of limitations has expired. The removal will be reflected as an extraordinary gain from extinguishment of debt of $352,634 in the fourth quarter of 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

     No meaningful comparison can be made between the three months ended March 31, 2000 and 1999 as the Company was dormant in 1999 and it re-entered the Development Stage on January 1, 2000. During the year 2000, the Company began to update its books and records in anticipation of bringing its periodic filings current.

Liquidity and Capital Resources.

     In 1996 a lawsuit was brought against the Company by a former officer of the Company for past due fees and expenses. On March 3, 1997, the court entered a default judgment against the Company in the amount of $63,931 plus interest at an annual rate of 10%. As of March 31, 2000, the judgment payable together with accrued interest totaled $86,316.

     The Company's current President entered into negotiations with the former officer for settlement of the judgment. Ultimately, the judgment was assigned to a corporation owned by the Company's current President. The former officer received $9,000 as consideration for the assignment, which occurred on November 14, 2000. In addition, the former officer entered into an agreement to release and discharge the Company from all past, present or future claims.

     On November 30, 2000, the Company's current President settled the judgment with the Company for $9,000 to be paid to the corporation owned by the Company's current President. At November 30, 2000, the judgment liability together with accrued interest totaled $90,567. This settlement was for less than the amount owed, which resulted in a gain of $81,567 reflected in the fourth quarter of 2000.

     At March 31, 2000, the Company was carrying $352,634 of trade accounts payable on its books. The payables were incurred prior to mid 1996 and relate to the Company's discontinued Care Van business. Effective December 31, 2000, the Company's Board of Directors, based on advice of legal counsel, authorized removing the accounts payable from the Company's books as the amounts will not be paid and the statute of limitations has expired. The removal has been reflected as an extraordinary gain from extinguishment of debt of $352,634 in the fourth quarter of 2000.

     The Company had a working capital deficiency of $438,950 as of March 31, 2000.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: March 15,  2001                    CARE CONCEPTS, INC.
                                            (Registrant)


                                         /s/ Earnest Mathis
                                         ------------------
                                         Earnest Mathis
                                         Chief Executive Officer,
                                         Chief Financial Officer
                                         (Principal Accounting Officer) and
                                         Director