Form 10QSB
period 2000-06-30
CARE CONCEPTS INC
filed 2001-03-19
CIK 842927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2000

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

Common Stock, $.001 Par Value, 2,876,275 shares as of June 30, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                                         $      --
                                                                    -----------

     Total Assets                                                   $      --
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable-trade                                            $   352,634
  Judgement payable                                                      87,914
                                                                    -----------

     Total Current Liabilities                                          440,548
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 125,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 7,500,000 shares
   authorized, 2,876,275 shares issued and outstanding                    2,876
  Additional paid in capital                                          6,901,814
  Contributed capital                                                    67,568
  Deficit accumulated during the development stage                       (4,266)
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                              (440,548)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $      --
                                                                    ===========


                             See notes to unaudited
                         condensed financial statements.



                                                    CARE CONCEPTS, INC.
                                               (A Development Stage Company)
                                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                                      FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                                     TO JUNE 30, 2000


                                                    Three Months Ended             Six Months Ended      Cumulative From
                                                         June 30,                      June 30,         January 1, 2000 to
                                                   -------------------           -------------------         June 30,
                                                   2000           1999           2000           1999           2000
                                                   ----           ----           ----           ----           ----

Revenue                                        $      --      $      --      $      --      $      --      $      --

Operating expenses                                   1,069           --            1,069           --            1,069
                                               -----------    -----------    -----------    -----------    -----------

      Income (Loss) From Operations                 (1,069)          --           (1,069)          --           (1,069)
                                               -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
  Interest expense                                  (1,599)        (1,599)        (3,197)        (3,197)        (3,197)
                                               -----------    -----------    -----------    -----------    -----------

      Total Other Income (Expense)                  (1,599)        (1,599)        (3,197)        (3,197)        (3,197)
                                               -----------    -----------    -----------    -----------    -----------

      Net Income (Loss)                        $    (2,668)   $    (1,599)   $    (4,266)   $    (3,197)   $    (4,266)
                                               ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share of Common Stock:
  Basic                                        $      --      $      --      $      --      $      --      $      --
                                               ===========    ===========    ===========    ===========    ===========
  Diluted                                      $      --      $      --      $      --      $      --      $      --
                                               ===========    ===========    ===========    ===========    ===========

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                          2,876,275      2,876,275      2,876,275      2,876,275      2,876,275
  Diluted                                        2,876,275      2,876,275      2,876,275      2,876,275      2,876,275


                                                  See notes to unaudited
                                              condensed financial statements.

                                                            -2-


                                   CARE CONCEPTS, INC.
                              (A Development Stage Company)
                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                     FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                    TO JUNE 30, 2000


                                                 Six Months Ended      Cumulative From
                                                      June 30,        January 1, 2000 to
                                                ------------------         June 30,
                                                  2000        1999           2000
                                                  ----        ----           ----

Cash Flows From Operating Activities:
  Net income (loss)                             $(4,266)    $(3,197)       $(4,266)
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
  Operating expense paid by officer
   recorded as contributed capital                1,069        --            1,069
  Changes in assets and liabilities:
    Judgement payable                             3,197       3,197          3,197
                                                -------     -------        -------

        Net Cash Provided By Operating
         Activities                                --          --             --
                                                -------     -------        -------

        Net Increase in Cash and Cash
         Equivalents                               --          --             --

        Cash and Cash Equivalents at
         Beginning of Period                       --          --             --
                                                -------     -------        -------

        Cash and Cash Equivalents at
         End of Period                          $  --       $  --          $  --
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

                                           -3-

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Description of Business

Care Concepts, Inc. (the "Company") was formed in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. to seek and acquire a business opportunity. From July 1988 until June 1989, the Company's activities were composed of the investigation of various business opportunities. In June 1989, the Company acquired Care Concepts, Inc., a Colorado corporation that was formed in 1984 ("Care Concepts Colorado"). In the acquisition, the Company purchased all of the outstanding shares of Care Concepts Colorado, and operated Care Concepts Colorado as its wholly-owned subsidiary. Contemporaneously with this transaction, the Company changed its name to Care Concepts, Inc. Care Concepts Colorado was merged into the Company in Janaury 1992. In November 1992, the Company changed its state of incorporation to Delaware through a change in domicile merger.

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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

     No meaningful comparison can be made between the three and six months ended June 30, 2000 and 1999 as the Company was dormant in 1999 and it re-entered the Development Stage on January 1, 2000. During the year 2000, the Company began to update its books and records in anticipation of bringing its periodic filings current.

Liquidity and Capital Resources.

     In 1996 a lawsuit was brought against the Company by a former officer of the Company for past due fees and expenses. On March 3, 1997, the court entered a default judgment against the Company in the amount of $63,931 plus interest at an annual rate of 10%. As of June 30, 2000, the judgment payable together with accrued interest totaled $87,914.

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

     At June 30, 2000, the Company was carrying $352,634 of trade accounts payable on its books. The payables were incurred prior to mid 1996 and relate to the Company's discontinued Care Van business. Effective December 31, 2000, the Company's Board of Directors, based on advice of legal counsel, authorized removing the accounts payable from the Company's books as the amounts will not be paid and the statute of limitations has expired. The removal has been reflected as an extraordinary gain from extinguishment of debt of $352,634 in the fourth quarter of 2000.

     The Company had a working capital deficiency of $440,548 as of June 30, 2000.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the six months covered by this report, the Company filed no reports on form 8-K.


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