Form 10QSB
period 2000-09-30
CARE CONCEPTS INC
filed 2001-03-19
CIK 842927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2000

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

Common Stock, $.001 Par Value, 2,876,275 shares as of September 30, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000


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
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
   Trade                                                            $   352,634
   Related parties                                                          890
  Judgement payable                                                      89,512
                                                                    -----------

     Total Current Liabilities                                          443,036
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 125,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 7,500,000 shares
   authorized, 2,876,275 shares issued and outstanding                    2,876
  Additional paid in capital                                          6,901,814
  Contributed capital                                                    67,568
  Deficit accumulated during the development stage                       (6,754)
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                              (443,036)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $      --
                                                                    ===========


                             See notes to unaudited
                         condensed financial statements.



                                                    CARE CONCEPTS, INC.
                                               (A Development Stage Company)
                                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                                      FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                                   TO SEPTEMBER 30, 2000



                                                    Three Months Ended            Nine Months Ended      Cumulative From
                                                       September 30,                September 30,       January 1, 2000 to
                                                   -------------------           -------------------      September 30,
                                                   2000           1999           2000           1999           2000
                                                   ----           ----           ----           ----           ----

Revenue                                        $      --      $      --      $      --      $      --      $      --

Operating expenses                                     890           --            1,959           --            1,959
                                               -----------    -----------    -----------    -----------    -----------

      Income (Loss) From Operations                   (890)          --           (1,959)          --           (1,959)
                                               -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
  Interest expense                                  (1,598)        (1,598)        (4,795)        (4,795)        (4,795)
                                               -----------    -----------    -----------    -----------    -----------

      Total Other Income (Expense)                  (1,598)        (1,598)        (4,795)        (4,795)        (4,795)
                                               -----------    -----------    -----------    -----------    -----------

      Net Income (Loss)                        $    (2,488)   $    (1,598)   $    (6,754)   $    (4,795)   $    (6,754)
                                               ===========    ===========    ===========    ===========    ===========

Net Income (Loss) Per Share of Common Stock:
  Basic                                        $      --      $      --      $      --      $      --      $      --
                                               ===========    ===========    ===========    ===========    ===========
  Diluted                                      $      --      $      --      $      --      $      --      $      --
                                               ===========    ===========    ===========    ===========    ===========

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                          2,876,275      2,876,275      2,876,275      2,876,275      2,876,275
  Diluted                                        2,876,275      2,876,275      2,876,275      2,876,275      2,876,275


                                                  See notes to unaudited
                                             condensed financial statements.

                                                            -2-


                                   CARE CONCEPTS, INC.
                              (A Development Stage Company)
                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                     FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                  TO SEPTEMBER 30, 2000



                                                  Nine Months Ended   Cumulative From
                                                    September 30,    January 1, 2000 to
                                                  ----------------      September 30,
                                                  2000        1999           2000
                                                  ----        ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                             $(6,754)    $(4,795)       $(6,754)
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
  Operating expense paid by officer
   recorded as contributed capital                1,069        --            1,069
  Changes in assets and liabilities:
    Accounts payable                                890        --              890
    Judgement payable                             4,795       4,795          4,795
                                                -------     -------        -------

        Net Cash Provided By Operating
         Activities                                --          --             --
                                                -------     -------        -------

        Net Increase in Cash and Cash
         Equivalents                               --          --             --

        Cash and Cash Equivalents at
         Beginning of Period                       --          --             --
                                                -------     -------        -------

        Cash and Cash Equivalents at
         End of Period                          $  --       $  --          $  --
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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

     No meaningful comparison can be made between the three and nine months ended September 30, 2000 and 1999 as the Company was dormant in 1999 and it re-entered the Development Stage on January 1, 2000. During the year 2000, the Company began to update its books and records in anticipation of bringing its periodic filings current.

Liquidity and Capital Resources.

     In 1996 a lawsuit was brought against the Company by a former officer of the Company for past due fees and expenses. On March 3, 1997, the court entered a default judgment against the Company in the amount of $63,931 plus interest at an annual rate of 10%. As of September 30, 2000, the judgment payable together with accrued interest totaled $89,512.

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

     At September 30, 2000, the Company was carrying $352,634 of trade accounts payable on its books. The payables were incurred prior to mid 1996 and relate to the Company's discontinued Care Van business. Effective December 31, 2000, the Company's Board of Directors, based on advice of legal counsel, authorized removing the accounts payable from the Company's books as the amounts will not be paid and the statute of limitations has expired. The removal has been reflected as an extraordinary gain from extinguishment of debt of $352,634 in the fourth quarter of 2000.

     As of September 30, 2000, the Company owes related parties $890. The Company had a working capital deficiency of $443,036 as of September 30, 2000.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the nine months covered by this report, the Company filed no reports on form 8-K.


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