Form 10KSB40
period 2000-12-31
CARE CONCEPTS INC
filed 2001-03-26
CIK 842927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 0-20958


                               CARE CONCEPTS, INC.
                               -------------------
                 (Name of Small Business Issuer in its Charter)


            Delaware                                     85-0519152
            --------                                     ----------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                            -------------------------
           (Address of principal executive offices including Zip Code)

                    Issuer's telephone number: (303) 794-9450



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes          No   X
                                 ------      ------

     As of February 28, 2001, 7,500,000 shares of the Registrant's $.001 par value Common Stock were outstanding. As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates was $110,811.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its most recent fiscal year were negligible.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

Business Development

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

     In November 1992, the Company changed its state of incorporation to Delaware through a change in domicile merger. In connection with the change in domicile merger, each four outstanding shares of Capital Stock were converted into one share of Common Stock of the Delaware corporation. The Colorado subsidiary was liquidated and the assets were transferred to and the liabilities assumed by the parent in January 1992. In November 1994 a reverse stock split became effective whereby each five shares of outstanding Common Stock were converted into one share of Common Stock.

     Care Concepts Colorado and, from 1989 until mid 1996, the Company, designed, produced, and sold the Care Van, a specialized minivan for physically challenged drivers and passengers. The Company's customers consisted primarily of wheelchair users and the elderly as well as private organizations and government funded and for-profit agencies that provided services to the physically challenged. Since mid 1996, the Company ceased all operations regarding the Care Van and has been seeking business opportunities through a merger with, or acquisition of, one or more private companies. The Company has had no material operations in the past three years.

     The Company believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as the Company. The Company believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that the Company will merge with or acquire an existing private entity.

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. There is a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company intends to maintain its corporate headquarters and principal place of business at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     The Company's executive officers will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Company's executive officers will review material furnished to them by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants until a merger/acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, representatives of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's executive officers anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

     (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms engaged in similar activities;

     (iii) Strength of management;

     (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (v)  Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and the shareholders of the Company will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's then directors may resign and new directors may be appointed without any vote by shareholders.

     The Company may not borrow funds and use funds to make payments to Company promoters, management or their affiliates or associates.

     The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company will be required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

     Under the General Corporation Law of the State of Delaware, a business combination typically requires the approval of a majority of the outstanding shares entitled to vote on such combination of both participating companies. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to
Section 262 of the General Corporation Law of the State of Delaware. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

Not an "Investment Adviser"

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an "Investment Company"

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

The Company's Office

     The Company's office is located at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120, and the telephone number is (303) 794-9450. The Company's office is located in the office of Earnest Mathis, the Company's President, Chief Financial Officer and Director. The Company's office will remain at Mr. Mathis's office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.

Employees

     The Company has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Reports to Security Holders

     The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company is provided rent-free office space by an officer and director of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Common Stock Information

     As of February 28, 2001, the Company had approximately 122 record and beneficial holders of its Common Stock and a total of 7,500,000 shares of the Company's Common Stock were outstanding. The Company's Common Stock has been traded on the OTC Bulletin Board "Pink Sheets" under the symbol "CARE." On February 28, 2001, the bid price of the Company's Common Stock was $.04 per share.

     The following table sets forth, for the quarters indicated, the range of high and low bid prices of the Company's Common Stock:

                                             Common Stock
     By Quarter Ended:                   High             Low
                                         ----             ---
     Fiscal 2000
     -----------
     December 31, 2000                   $.00             $.00
     September 30, 2000                  $.02             $.01
     June 30, 2000                       $.01             $.01
     March 31, 2000                      $.02             $.01

     Fiscal 1999
     December 31, 1999                   $.01             $.01
     September 30, 1999                  $.02             $.02
     June 30, 1999                       $.02             $.02
     March 31, 1999                      $.02             $.02

     The above quotations were reported by the OTC Bulletin Board "Pink Sheets" and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividend Policy

     The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations

     No meaningful comparison can be made between the years ended December 31, 2000 and 1999 as the Company was dormant in 1999 and it re-entered into the Development Stage on January 1, 2000. During the year 2000, the Company began to update its books and records in anticipation of bringing its periodic filings current.

Liquidity and Capital Resources

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

     On November 30, 2000, the Company's current President settled the judgment with the Company for $9,000 to be paid to the corporation owned by the Company's current President. At November 30, 2000, the judgment liability together with accrued interest totaled $90,567. This settlement was for less than the amount owed which resulted in a gain of $81,567. The $9,000 is included in accounts payable-related parties at December 31, 2000.

     The Company was carrying $352,634 of trade accounts payable on its books. The payables were incurred prior to mid 1996 and relate to the Company's discontinued Care Van business. Effective December 31, 2000, the Company's Board of Directors, based on advice of legal counsel, authorized removing the accounts payable from the Company's books as the amounts will not be paid and the statute of limitations has expired. The removal has been reflected as an extraordinary gain from extinguishment of debt of $352,634 for the year ended December 31, 2000.

     As of December 31, 2000, the Company owes related parties $22,092. The Company had a working capital deficiency of $24,939 as of December 31, 2000.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                               CARE CONCEPTS, INC.

                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                        Page
--------------------                                                        ----
 Independent Auditors' Report                                                F-2

 Balance Sheet as of December 31, 2000                                       F-3

 Statements of Operations for the years ended December 31, 2000 and 1999 and for the cumulative period from January 1, 2000 to
  December 31, 2000                                                          F-4

 Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 2000 and 1999                                 F-5

 Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the cumulative period from January 1, 2000 to
  December 31, 2000                                                          F-6

 Notes to Financial Statements                                               F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Care Concepts, Inc.


We have audited the accompanying balance sheet of Care Concepts, Inc. (a development stage Company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the cumulative period from January 1, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Care Concepts, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the cumulative period from January 1, 2000 to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had no assets as of December 31, 2000, and, as of that date had a working capital deficiency and stockholders' deficit of $24,939. As discussed in
Note 1 to the financial statements, the Company had no assets and a working capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            Angell & Deering
                                            Certified Public Accountants


Denver, Colorado
February 21, 2001

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000





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
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
    Trade                                                           $     2,847
    Related parties                                                      22,092
                                                                    -----------

     Total Current Liabilities                                           24,939
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 125,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 7,500,000 shares
   authorized, 2,876,275 shares issued and outstanding                    2,876
  Additional paid in capital                                          6,901,814
  Contributed capital                                                    67,568
  Retained earnings during the development stage                        411,343
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (24,939)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $      --
                                                                    ===========


                     The accompanying notes are an integral
                       part of these financial statements.



                                    CARE CONCEPTS, INC.
                                (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                       FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                    TO DECEMBER 31, 2000



                                                        Year Ended         Cumulative From
                                                       December 31,       January 1, 2000 to
                                                   --------------------     December 31,
                                                   2000            1999          2000
                                                   ----            ----          ----

Revenue                                         $      --      $      --      $      --

Operating expenses                                   17,008           --           17,008
                                                -----------    -----------    -----------

      Income (Loss) From Operations                 (17,008)          --          (17,008)
                                                -----------    -----------    -----------

Other Income (Expense):
  Interest expense                                   (5,850)        (6,393)        (5,850)
  Gain from forgiveness of related party debt        81,567           --           81,567
                                                -----------    -----------    -----------

      Total Other Income (Expense)                   75,717         (6,393)        75,717
                                                -----------    -----------    -----------

Income (Loss) Before Extraordinary Gain              58,709         (6,393)        58,709

Extraordinary Gain - Extinguishment of Debt         352,634           --          352,634
                                                -----------    -----------    -----------

      Net Income (Loss)                         $   411,343    $    (6,393)   $   411,343
                                                ===========    ===========    ===========

Net Income (Loss) Per Share of Common Stock:
  Basic:
   Income (Loss) before extraordinary gain      $       .02    $      --      $       .02
   Extraordinary gain                                   .12           --              .12
                                                -----------    -----------    -----------

      Net Income (Loss)                         $       .14    $      --      $       .14
                                                ===========    ===========    ===========

  Diluted:
   Income (Loss) before extraordinary gain      $       .02    $      --      $       .02
   Extraordinary gain                                   .12           --              .12
                                                -----------    -----------    -----------

      Net Income (Loss)                         $       .14    $      --      $       .14
                                                ===========    ===========    ===========

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                           2,876,275      2,876,275      2,876,275
  Diluted                                         2,876,275      2,876,275      2,876,275


                           The accompanying notes are an integral
                             part of these financial statements.

                                             F-4



                                         CARE CONCEPTS, INC.
                                    (A Development Stage Company)
                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                      Common Stock         Additional
                                 ---------------------       Paid in     Contributed   Accumulated
                                 Shares         Amount       Capital       Capital       Deficit
                                 ------         ------       -------       -------       -------

Balance at December 31, 1998     2,876,275   $     2,876   $ 6,901,814   $    66,499   $(7,402,147)

Net loss                              --            --            --            --          (6,393)
                               -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999     2,876,275         2,876     6,901,814        66,499    (7,408,540)

Contributed capital                   --            --            --           1,069          --

Net income                            --            --            --            --         411,343
                               -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000     2,876,275   $     2,876   $ 6,901,814   $    67,568   $(6,997,197)
                               ===========   ===========   ===========   ===========   ===========


                               The accompanying notes are an integral
                                 part of these financial statements.

                                                 F-5



                                   CARE CONCEPTS, INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                     FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                  TO DECEMBER 31, 2000



                                                  Year Ended          Cumulative From
                                                  December 31,       January 1, 2000 to
                                               -----------------        December 31,
                                               2000         1999            2000
                                               ----         ----            ----

Cash Flows From Operating Activities:
  Net income (loss)                         $ 411,343    $  (6,393)      $ 411,343
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
    Gain from extinguishment of debt         (434,201)        --          (434,201)
    Operating expense paid by officer
     recorded as contributed capital            1,069         --             1,069
  Changes in assets and liabilities:
    Accounts payable                           21,789         --            21,789
    Accrued interest                             --          6,393            --
                                            ---------    ---------       ---------

        Net Cash Provided By Operating
         Activities                              --           --              --
                                            ---------    ---------       ---------

        Net Increase in Cash and Cash
         Equivalents                             --           --              --

        Cash and Cash Equivalents at
         Beginning of Period                     --           --              --
                                            ---------    ---------       ---------

        Cash and Cash Equivalents at
         End of Period                      $    --      $    --         $    --
                                            =========    =========       =========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
   Interest                                 $    --      $    --      $    --
   Income taxes                                  --           --           --


                         The accompanying notes are an integral
                           part of these financial statements.

                                           F-6

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies
         ------------------------------------------
          Description of Business
          -----------------------

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

          Basis of Presentation
          ---------------------
               The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

               The Company's continued existence is dependent upon its ability to secure loans from its stockholders or other parties. Future operating expenses will be funded by these loans. The Company's ability to continue to meet its obligations is dependent upon obtaining the above loans.

          Cash and Cash Equivalents
          -------------------------
               For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
          Stock-Based Compensation
          ------------------------
               The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

         Long-Lived Assets
         -----------------
               When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the company recognizes an impairment loss by a charge against current operations.

          Income Taxes
          ------------
               Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

          Net Income (Loss) Per Share of Common Stock
          -------------------------------------------
               The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

               Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

          Estimates
          ---------
               The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Stockholders Equity
         -------------------
          Preferred Stock
          ---------------
               The authorized preferred stock of the Company consists of 125,000 shares, $.001 par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


2.       Stockholders Equity (Continued)
         -------------------------------
          Authorized Shares
          -----------------
               On February 6, 2001, the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of shares the Company shall have authority to issue. The shares of common stock shall be increased from 7,500,000 to 30,000,000 and shares of preferred stock shall be increased from 125,000 to 5,000,000.

               The amendment to the Restated Certificate of Incorporation increasing the authorized shares is subject to stockholder approval. A special meeting of stockholders has been scheduled on March 20, 2001 for such approval.

          1992 Stock Incentive Plan
          -------------------------
               On November 20, 1992, the Board of Directors adopted and on November 30, 1992, the Company's stockholders approved the 1992 Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan authorizes the issuance of up to 125,000 shares of common stock pursuant to incentive stock options, nonqualified stock options and restricted stock awards to be granted to officers and other eligible employees of the Company for up to ten years after November 30, 1992. No option can be granted at an option price of less than 100% of fair market value at the time the option is granted (or 110% of fair market value in the case of incentive stock options granted to holders of more than 10% of the outstanding common stock).

               The options generally vest at the rate of 20% per year beginning on the first anniversary of grant. Invested options are generally terminated upon the death of the optionee or termination of his or her employment with the company.

               The Stock Incentive Plan also authorizes the grant of restricted stock to eligible employees. Restricted stock granted to participants is retained by the Company until vested, and the participant has no voting rights with respect to such stock until the shares are vested. Dividends, if any, paid on restricted stock will accrue, without interest, for the benefit of the recipient of the grant, but will not be paid to the recipient unless and until the restrictions on the stock lapse.

               No options or restricted stock have been granted under the Stock Incentive Plan.

          1992 Director Option Plan
          -------------------------
               On November 20, 1992, the Board of Directors adopted and on November 30, 1992, the Company's stockholders approved the Company's 1992 Director Option Plan (the "Director Option Plan"). Under the terms of the Director Option Plan, directors of the Company who are not officers or employees of the Company are to receive nonqualified options to purchase 250 shares of the common stock of the Company each year. A total of 6,000 shares of common stock may be issued under the Director Option Plan, subject to adjustments for stock dividends, stock splits, or other relevant capitalization changes as provided in such plan.

               Options will be granted to each eligible director elected to the Board on the first anniversary of the date of his or her election and on each year succeeding anniversary thereof. Each option granted under the Director Option plan will be exercisable for



                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


2.       Stockholders Equity (Continued)
         -------------------------------
          1992 Director Option Plan (Continued)
          -------------------------------------
               250 shares of common stock, subject to adjustment as provided in the Director Option Plan. Except as otherwise provided, each option granted to a director will vest at a rate of 20% per year beginning on the first anniversary of the date of the grant. The option price per share must equal the fair market value of a share of common stock on the date the option is granted.

               No options have been granted under the Director Option Plan.

3.       Income Taxes
         ------------
               The components of the provision for income taxes are as follows:


                                                                         Year Ended            Cumulative from
                                                                        December 31,          January 1, 2000 to
                                                                      ----------------            December 31,
                                                                    2000             1999            2000
                                                                    ----             ----            ----
               Current:
                Federal                                             $--               $--             $--
                State                                                --                --              --
                                                                    ---               ---             ---

                 Total                                               --                --              --
                                                                    ---               ---             ---

               Deferred:
                Federal                                              --                --              --
                State                                                --                --              --
                                                                    ---               ---             ---

                 Total                                               --                --              --
                                                                    ---               ---             ---

             Total Provision For Income Taxes                       $--               $--             $--
                                                                    ===               ===             ===

             The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:


                                                                         Year Ended             Cumulative From
                                                                        December 31,          January 1, 2000 to
                                                                      ----------------             December 31,
                                                                    2000             1999            2000
                                                                    ----             ----            ----

             Federal statutory rate                                  34%              (34)%            34%
             State income taxes, net of federal benefits              5                (5)              5
             Net Operating loss carryover                           (39)               --             (39)
             Valuation allowance                                     --                39              --
                                                                   ----              ----            ----

             Total                                                   --%               --%             --%
                                                                   ====              ====            ====

             The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.


                                      F-10


                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


3.       Income Taxes (Continued)

                                                                           Year Ended           Cumulative From
                                                                           December 31,        January 1, 2000 to
                                                                         ----------------         December 31,
                                                                       2000           1999           2000
                                                                       ----           ----           ----

               Income taxes at the federal statutory rate         $ 139,857        $   (2,173)    $  139,857
               Federal surtax exemption                                --               1,215           --
               State income taxes, net of federal benefits           20,567              (320)        20,567
               Net operating loss carryover                        (160,424)               --       (160,424)
               Valuation allowance                                     --               1,278          --
                                                                 ----------        ----------     ----------

               Total                                             $     --          $     --       $    --
                                                                 ==========        ==========     ==========

               Significant components of deferred income taxes as of December
               31, 2000 are as follows:

               Net operating loss carry forward                                  $  2,700,000
                                                                                 ------------

               Total Deferred Tax Asset                                             2,700,000

               Less valuation allowance                                            (2,700,000)
                                                                                  -----------

               Net Deferred Tax Asset                                            $       --
                                                                                 ============

               The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $2,700,000 as of December 31, 2000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was a decrease of $200,000 for the year ended December 31, 2000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

               As of December 31, 2000 the Company had net operating loss carryforwards of approximately $6,700,000. The net operating losses can be carried forward for fifteen to twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2004 through 2020.

4.       Extraordinary Gain - Extinguishment of Debt
         -------------------------------------------
               The Company was carrying $352,634 of trade accounts payable on its books. The payables were incurred prior to mid 1996 and relate to the Company's discontinued Care Van business. Effective
               December 31, 2000, the Company's Board of Directors, based on advice of legal counsel, authorized removing the accounts payable from the Company's books as the amounts will not be paid and the statute of limitations has expired. The removal has been
               reflected as an extraordinary gain from extinguishment of debt of
               $352,634 for the year ended December 31, 2000.

                                      F-11

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


5.       Related Party Transactions
         --------------------------
          Settlement Agreements
          ---------------------
               The Company entered into a Settlement Agreement with Jack Kelly and Derold Kelly, former officers of the Company, on February 5, 2001. Under the terms of the Settlement Agreement the Kelly's will receive 4,623,725 shares of the Company's common stock in full settlement of any and all claims that the Kelly's may have had or currently have against the Company. The common stock will be valued at $4,624 and is included in accounts payable related parties at December 31, 2000 and operating expenses for the year ended December 31, 2000.

               The Company entered into a Settlement Agreement with Brian Kelly, former officer of the Company, on February 19, 2001. Under the terms of the Settlement Agreement Mr. Kelly will receive 2,500,000 shares of the Company's common stock in full settlement of any and all claims that Mr. Kelly may have had or currently has against the Company. The common stock will be valued at $2,500 and is included in accounts payable-related parties at December 31, 2000 and operating expenses for the year ended December 31, 2000.

               Both Settlement Agreements were negotiated and agreed to in principle in 2000. However, the formal written agreements were not executed until 2001. As of February 21, 2001, the common stock has not been issued under the Settlement Agreement with Brian Kelly.

          Gain from Forgiveness of Debt
          -----------------------------
               In 1996 a lawsuit was brought against the Company by a former officer of the Company for past due fees and expenses. On March 3, 1997, the court entered a default judgment against the Company which resulted in a judgment payable in the amount of $63,931 plus interest at an annual rate of 10%.

               The Company's current President entered into negotiations with the Former Officer for settlement of the Judgment. Ultimately, the Judgment was assigned to a corporation owned by the Company's current President. The Former Officer received $9,000 as consideration for the assignment which occurred on November 14, 2000. In addition the Former Officer entered into an agreement to release and discharge the Company from all past, present or future claims.

               On November 30, 2000, the Company's current President settled the Judgment with the Company for $9,000. At November 30, 2000, the Judgment liability together with accrued interest totalled $90,567. This settlement was for less than the amount owed which resulted in a gain of $81,567. The $9,000 is included in accounts payable-related parties at December 31, 2000.

          Contributed Capital
          -------------------
               A former officer of the Company paid $1,069 of operating expenses on behalf of the Company in June 2000. The Former Officer will not be repaid and the $1,069 has been reflected as contributed capital.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


5.       Related Party Transactions (Continued)
         --------------------------------------
          Accounts Payable-Related Parties
          --------------------------------
               The Company's current President, a former officer and others paid $5,968 of operating expenses on behalf of the Company during the year ended December 31, 2000. The amounts are expected to be repaid and are included in accounts payable-related parties at December 31, 2000.

               Accounts payable-related parties consists of the following at December 31, 2000:

               Settlement Agreement - Jack and Derold Kelly         $ 4,624
               Settlement Agreement - Brian Kelly                     2,500
               Judgment settlement payable                            9,000
               Operating expenses paid by related parties             5,968
                                                                    -------

                             Total                                  $22,092
                                                                    =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     On February 5, 2001, Toback CPAs, P.C., the last reported Certifying Accountant for the Company was dismissed as Certifying Accountant due to Toback CPAs, P.C. no longer being in business and it being more convenient for the Company to have its certifying accountant in the same metropolitan area as its principal office. During the Company's two most recent fiscal years and subsequent interim period up to the date of the change in certifying accountant there have been no reports filed on the Company's financial condition and there were no disagreements with Toback CPAs, P.C. on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, not resolved to the satisfaction of Toback CPAs, P.C., would have caused Toback CPAs, P.C. to make a reference to the subject matter of the disagreement(s) in connection with their report.

     Effective February 5, 2001 the Company has engaged the accounting firm of Angell & Deering, Certified Public Accountants, 3801 E. Florida, Denver, Colorado, as Certifying Accountant for the year ending December 31, 2000. The appointment of the new certifying accountant was recommended by the Company's Board of Directors acting as the Company's Audit Committee and approved by the Company's Board of Directors. The Company did not consult with Angell & Deering, with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company's financial statements prior to engaging the firm.

     On February 7, 2001, the Company filed a Current Report on Form 8-K reporting under Item 4 the change of certifying accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:

Name                      Age                      Position
----                      ---                      --------
Earnest Mathis            41        President, Chief Financial Officer and
                                    Director
James Eller               51        Secretary
Jack D. Kelley            66        Director
Derold L. Kelley          44        Director

     Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office. The Board of Directors has no audit or compensation committees.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

     Earnest Mathis. Mr. Mathis has been the Company's President, Chief Financial Officer and a member of the Board of Directors since February 2001. Since February 1996 to the present, Mr. Mathis has been President and a member of the Board of Directors of Vov Enterprises, Inc. and Zedik Enterprises, Inc., both publicly held blank check companies. From January 1999 to the present, Mr. Mathis has been Chief Executive Officer and Chief Financial Officer of Milestone Capital, Inc. and serves as the company's sole director. Milestone is a publicly held Shell Corporation. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, a privately held financial consulting company in Denver, Colorado. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc. (IMS). IMS is a wholly owned subsidiary which transports and processes medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc. Mr. Mathis attended Denver University where he studied finance and since 1992, has been a member of the Denver Society of Securities Analysts.

     James Eller. Mr. Eller has been the Company's Secretary since February, 2001. After more than 20 years in the commercial real estate business, Mr. Eller founded the real estate and financial consulting firm, Eller Companies, in January 1995, where he was responsible for all operations until May 1996. Throughout the years, Mr. Eller gained valuable experience in income producing investment real estate, selecting sites, as well as acquiring, leasing and marketing properties. As Vice President of Loup-Miller Realty, Inc. from 1972 to 1986, Mr. Eller was responsible for day-to-day operations of the real estate development and leasing company. Additionally, from 1978 to 1982 at Main Street 1910, Inc., Mr. Eller was responsible for the daily operation and supervision of nearly 200 employees. From 1998 to 1990, Mr. Eller was President of Uniwest Mortgage Company and Senior Asset Disposition Officer of United Savings Bank of Wyoming, F.S.B., where he was responsible for a portfolio in excess of $150 million of real estate and nonperforming loans. From 1990 to 1995, Mr. Eller was a registered representative of Alden Capital Markets where he was responsible for project finance and restructuring debt. From May 1996 until February 1999, Mr. Eller was Vice President of Integrated Medical Services, Inc. and Southwest Medecol, LC where his duties included daily operations, financial reporting and supervision of more than 20 employees in the medical waste and solid-landfill business. From May 1996 until the present, Mr. Eller has been employed by Inverness Investments, Inc. where he has been responsible for performing administrative oversight and corporate compliance of numerous public and private companies as it relates to mergers and acquisitions.

     Jack D. Kelley. From 1984 until February 2001, Mr. Kelley was the Company's Chief Executive Officer and from 1984 to the present, has been a director of the Company. Mr. Kelley served in the United States Air Force from 1951 until he was honorably discharged in 1973. From 1973 until it closed in 1982, Mr. Kelley was President and Chief Executive Officer of American Western Securities, Inc., a Denver, Colorado based investment banking and stock brokerage firm. From 1973 to 1982, Mr. Kelley was an executive officer in a number of privately-held companies, including an aircraft and automobile leasing company, a property management company, a financial consulting company and a stock transfer company. From 1982 until 1984, Mr. Kelley was involved in private investing for his own account. From 1995 until 2000, Mr. Kelley was the Chief Executive Officer and a director of NewBridge Products, Inc. which was engaged in the manufacture of customized vans for the handicapped. Since 2000, Mr. Kelley has been the Chief Executive Officer of Corporate Consultants, a financial consulting firm.

     Derold L. Kelley. From 1985 until 1992, Mr. Kelley was the Company's Secretary and Treasurer, from 1992 until February 2001, Mr. Kelley was the Company's Vice President and from 1985 until the present, has been a director of the Company. Mr. Kelley served in the United States Air Force from 1978 until he was honorably discharged in 1984. From 1995 until 2000, Mr. Kelley was the Vice President and a director of NewBridge Products, Inc. which was engaged in the manufacture of customized vans for the handicapped. Mr. Kelley's responsibilities included supervising the Company's production facilities, procuring of sub-assemblies, vendor supplies and quality control. Since 1997, Mr. Kelley has been an executive officer in Hunter Products, Inc., a privately-held company engaged in light manufacturing and specialized product and prototype development.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 2000 or 1999 and none currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 2000, to the named executive officers:

Individual Grants
-----------------

                             % of Total Options
Name              Options       Granted to       Exercise Price  Expiration Date
                  Granted    Employees in Year
--------------------------------------------------------------------------------
Jack D. Kelley      -0-             0%                -----           -----
Derold Kelley       -0-             0%                -----           -----


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

There were no executive officers' unexercised options at December 31, 2000. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth the Common Stock ownership, as of the date of this Report, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address                      Number of Shares of    Percentage of Class
of Beneficial Owner                   Common Stock Owned        of Common Stock
-------------------                   ------------------        ---------------

Jack D. Kelley (1)
3118 W. Thomas, Suite 707
Phoenix, AZ  85017                         3,712,219                  49.0%

Derold L. Kelley (1)
3118 W. Thomas, Suite 707
Phoenix, AZ  85017                         1,017,500                  14.0%

Earnest Mathis
26 West Dry Creek Circle, Suite 600
Littleton, CO  80120                          -0-                        0%

All Officers and Directors
  as a Group (4 persons)                   4,729,719                  63.0%
----------

(1) Jack D. Kelley is the father of Brian and Derold L. Kelley and by virtue of this relationship, Jack D. Kelley may be deemed to control the shares held by Brian and Derold L. Kelley. Brian Kelley owns or controls either directly or indirectly, 45,396 shares all of which are included in Jack D. Kelley's shares. None of the shares owned or controlled by Derold L. Kelley are included herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

     In November 2000, Inverness Investments, Inc., a Colorado corporation controlled by the Company's current President, Earnest Mathis, was assigned a judgment by a former officer of the Company against the Company entered in 1996 in the amount of $63,931 plus interest at an annual rate of 10%. Mr. Mathis paid $9,000 for such assignment and on November 31, 2000, Inverness Investments, Inc. settled the judgment for $9,000 to be paid to Inverness Investments, Inc. by the Company.

     In February 2001, Jack D. Kelley and Derold Kelley, directors of the Company, received 3,623,725 shares and 1,000,000 shares, respectively, of the Company's common stock in settlement of all claims by such parties for any amounts due them by the Company. Also in February 2001, the Company agreed to issue 2,500,000 shares of its common stock to Brian Kelley in settlement of all claims by Mr. Kelley for any amounts due him by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

          Exhibit No.    Title
          -----------    -----

          2.01 Amended and Restated Certificate of Incorporation of the Registrant

          2.02           Amended and Restated Bylaws of the Registrant

     b.   Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 20, 2001.

                                         CARE CONCEPTS, INC.



                                         By: /s/ Earnest Mathis
                                         ----------------------
                                         Earnest Mathis, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

      Signature                         Title                          Date
      ---------                         -----                          ----


/s/ Earnest Mathis          Chief Executive Officer, Chief        March 20, 2001
------------------------    Financial Officer (Principal
Earnest Mathis              Accounting Officer), and Director


/s/ James Eller             Secretary                             March 20, 2001
------------------------
James Eller

/s/ Jack D. Kelley          Director                              March 20, 2001
------------------------
Jack D. Kelley

/s/ Derold Kelley           Director                              March 20, 2001
------------------------
Derold Kelley