Form 10QSB
period 2001-03-31
CARE CONCEPTS INC
filed 2001-05-11
CIK 842927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001

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

                             Yes              No   X
                                  -----          -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 7,500,000 shares as of March 31, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2001



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
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
    Trade                                                           $    20,922
    Related parties                                                      24,396
                                                                    -----------

     Total Current Liabilities                                           45,318
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 125,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 7,500,000 shares
   authorized, 7,500,000 shares issued and outstanding                    7,500
  Additional paid in capital                                          6,901,814
  Contributed capital                                                    67,568
  Retained earnings during the development stage                        386,340
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (45,318)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $      --
                                                                    ===========


                        See notes to unaudited condensed
                              financial statements.



                                         CARE CONCEPTS, INC.
                                    (A Development Stage Company)
                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
                           FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                          TO MARCH 31, 2001


                                                       Three Months Ended           Cumulative From
                                                           March 31,               January 1, 2000 to
                                                ------------------------------          March 31,
                                                    2001               2000               2001
                                                -----------        -----------        -----------
Revenue                                         $      --          $      --          $      --

Operating expenses                                   25,003               --               42,011
                                                -----------        -----------        -----------

      Income (Loss) From Operations                 (25,003)              --              (42,011)
                                                -----------        -----------        -----------

Other Income (Expense):
  Interest expense                                     --               (1,598)            (5,850)
  Gain from forgiveness of related party debt          --                 --               81,567
                                                -----------        -----------        -----------

      Total Other Income (Expense)                     --               (1,598)            75,717
                                                -----------        -----------        -----------

Income (Loss) Before Extraordinary Gain             (25,003)            (1,598)            33,706

Extraordinary Gain - Extinguishment of Debt            --                 --              352,634
                                                -----------        -----------        -----------

      Net Income (Loss)                         $   (25,003)       $    (1,598)       $   386,340
                                                ===========        ===========        ===========

Net Income (loss) Per Share of Common Stock:
  Basic:
   Income (loss) before extraordinary gain      $      --          $      --          $       .01
   Extraordinary gain                                  --                 --                  .10
                                                -----------        -----------        -----------

      Net Income (Loss)                         $      --          $      --          $       .11
                                                ===========        ===========        ===========

  Diluted:
   Income (Loss) before extraordinary gain      $      --          $      --          $       .01
   Extraordinary gain                                  --                 --                  .10
                                                -----------        -----------        -----------

      Net Income (Loss)                         $      --          $      --          $       .11
                                                ===========        ===========        ===========

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                           5,701,885          2,876,275          3,435,187
  Diluted                                         5,701,885          2,876,275          3,435,187


                                  See notes to unaudited condensed
                                        financial statements.

                                                 -2-


                                    CARE CONCEPTS, INC.
                               (A Development Stage Company)
                       UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
                      FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                     TO MARCH 31, 2001


                                                Three Months Ended      Cumulative From
                                                     March 31,         January 1, 2000 to
                                            -------------------------       March 31,
                                               2001            2000           2001
                                            ---------       ---------       ---------
Cash Flows From Operating Activities:
  Net income (loss)                         $ (25,003)      $  (1,598)      $ 386,340
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
    Gain from extinguishment of debt             --              --          (434,201)
    Operating expense paid by officer
     recorded as contributed capital             --              --             1,069
  Changes in assets and liabilities:
    Accounts payable                           25,003            --            46,792
    Accrued interest                             --             1,598            --
                                            ---------       ---------       ---------

        Net Cash Provided By Operating
         Activities                              --              --              --
                                            ---------       ---------       ---------

        Net Increase in Cash and Cash
         Equivalents                             --              --              --

        Cash and Cash Equivalents at
         Beginning of Period                     --              --              --
                                            ---------       ---------       ---------

        Cash and Cash Equivalents at
         End of Period                      $    --         $    --         $    --
                                            =========       =========       =========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
   Interest                                 $    --         $    --         $    --
   Income taxes                                  --              --              --

Supplemental Disclosure of Noncash
  Investing and Financing Activities:
    Conversion of related party account
     payable into common stock              $   4,624       $    --         $   4,624


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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

Common and Preferred Stock

On April 30, 2001, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the authorized shares of common and preferred stock to 30,000,000 and 5,000,000 shares, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

     The Company seeks merger candidates with ongoing operations. As of March 31, 2001, the Company had not identified any such candidates. No operating revenues were generated during the three months ended March 31, 2001 and 2000. Operating expenses were $25,003 for the three months ended March 31, 2001. The Company's net loss increased to $25,003 for the three months ended March 31, 2001 compared to $1,598 for the three months ended March 31, 2000.

Liquidity and Capital Resources.

     The Company had a working capital deficiency of $45,318 as of March 31, 2001.

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

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     a. On March 20, 2001 a Special Meeting of Shareholders was held which was continued to April 30, 2001.

     b. No directors were voted upon at the Special Meeting.

     c. The sole proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized Capital Stock to 35,000,000 shares comprised of 30,000,000 shares of $.001 par value Common Stock and 5,000,000 shares of $.001 par value Preferred Stock passed by an affirmative vote of 5,242,477 shares for the proposal, 9,695 votes against the proposal and 590 abstentions.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: On February 7, 2001, the Company filed a report on Form 8-K reporting the following changes:

     a. Changes in control of the Company whereby Jack D. Kelley and his son Derold Kelley directly or indirectly own or control 4,729,719 shares of the Company's Common Stock or 63% of the 7,500,000 shares of the Company's Common Stock currently outstanding.

     b. Changes in the Company's Certifying Accountant from Toback CPAs, P.C. to Angell & Deering.

     c. Resignation of Jack D. Kelley and Derold Kelley as officers of the Company and Derold Kelley as a director of the Company and the appointment of Earnest Mathis as a director of the Company and as the Company's President and Chief Financial Officer and the appointment of James Eller as the Company's Secretary.

     d. Change of the address of the Company's principal office from 3353 W. Osborn Road, Phoenix, Arizona 85017 to 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    May 10,  2001                     CARE CONCEPTS, INC.
                                               (Registrant)

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