Form 10QSB
period 2001-06-30
CARE CONCEPTS INC
filed 2001-08-10
CIK 842927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2001

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

                          Yes    X          No
                              -------          -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 10,000,000 shares as of June 30, 2001.

PART I. FINANCIAL INFORMATION.

Item 1.  Financial Statements.


                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2001



                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                                         $        30
                                                                    -----------

     Total Assets                                                   $        30
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
    Trade                                                           $     3,088
    Related parties                                                      41,868
    Notes payable - related parties                                       1,600
    Accrued interest - related parties                                       16
                                                                    -----------

     Total Current Liabilities                                           46,572
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 30,000,000 shares
   authorized, 10,000,000 shares issued and outstanding                  10,000
  Additional paid in capital                                          6,901,814
  Contributed capital                                                    67,568
  Retained earnings during the development stage                        382,616
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (46,542)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $        30
                                                                    ===========


                             See notes to unaudited
                         condensed financial statements.



                                                     CARE CONCEPTS, INC.
                                                (A Development Stage Company)
                                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                                       FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                                      TO JUNE 30, 2001


                                                    Three Months Ended             Six Months Ended        Cumulative From
                                                         June 30,                      June 30,           January 1, 2000 To
                                                --------------------------    --------------------------      June 30,
                                                    2001          2000            2001          2000            2001
                                                -----------    -----------    -----------    -----------    ------------
Revenue                                         $      --      $      --      $      --      $      --      $      --

Operating expenses                                    3,708          1,069         28,711          1,069         45,719
                                                -----------    -----------    -----------    -----------    ------------

      Income (Loss) From Operations                  (3,708)        (1,069)       (28,711)        (1,069)       (45,719)
                                                -----------    -----------    -----------    -----------    ------------

Other Income (Expense):
  Interest expense                                      (16)        (1,599)           (16)        (3,197)        (5,866)
  Gain from forgiveness of related party debt          --             --             --             --           81,567
                                                -----------    -----------    -----------    -----------    ------------

      Total Other Income (Expense)                      (16)        (1,599)           (16)        (3,197)        75,701
                                                -----------    -----------    -----------    -----------    ------------

Income (Loss) Before Extraordinary Gain              (3,724)        (2,668)       (28,727)        (4,266)        29,982

Extraordinary Gain - Extinguishment of Debt            --             --             --             --          352,634
                                                -----------    -----------    -----------    -----------    ------------

      Net Income (Loss)                         $    (3,724)   $    (2,668)   $   (28,727)   $    (4,266)   $    382,616
                                                ===========    ===========    ===========    ===========    ============

Net Income (loss) Per Share of Common Stock:
  Basic:
   Income (loss) before extraordinary gain      $      --      $      --      $      --      $      --      $      --
   Extraordinary gain                                  --             --             --             --               .08
                                                -----------    -----------    -----------    -----------    ------------

      Net Income (Loss)                         $      --      $      --      $      --      $      --      $        .08
                                                ===========    ===========    ===========    ===========    ============

  Diluted:
   Income (Loss) before extraordinary gain      $      --      $      --      $      --      $      --      $      --
   Extraordinary gain                                  --             --             --             --               .08
                                                -----------    -----------    -----------    -----------    ------------

      Net Income (Loss)                         $      --      $      --      $      --      $      --      $        .08
                                                ===========    ===========    ===========    ===========    ============

Weighted Average Number of Common Shares
 Outstanding:
  Basic                                           8,379,121      2,876,275      7,047,899      2,876,275      4,529,176
  Diluted                                         8,379,121      2,876,275      7,047,899      2,876,275      4,529,176


                                                   See notes to unaudited
                                               condensed financial statements.

                                                             -2-


                                           CARE CONCEPTS, INC.
                                      (A Development Stage Company)
                              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                             FOR THE CUMULATIVE PERIOD FROM JANUARY 1, 2000
                                            TO JUNE 30, 2001


                                                              Six Months Ended      Cumulative From
                                                                   June 30,       January 1, 2000 to
                                                           ----------------------       June 30,
                                                              2001         2000           2001
                                                           ---------    ---------      ---------
Cash Flows From Operating Activities:
  Net income (loss)                                        $ (28,727)   $  (4,266)     $ 382,616
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Gain from extinguishment of debt                           --           --         (434,201)
     Operating expense paid by officer recorded as
       contributed capital                                      --          1,069          1,069
     Changes in assets and liabilities:
      Accounts payable                                        27,141         --           48,930
      Accrued interest                                            16        3,197             16
                                                           ---------    ---------      ---------

        Net Cash (Used) By Operating Activities               (1,570)        --           (1,570)
                                                           ---------    ---------      ---------

Cash Flows From Financing Activities:
  Proceeds from related party loans                            1,600         --            1,600
                                                           ---------    ---------      ---------

        Net Cash Provided By Financing Activities              1,600         --            1,600
                                                           ---------    ---------      ---------

        Net Increase in Cash and Cash Equivalents                 30         --               30

        Cash and Cash Equivalents at Beginning of Period        --           --             --
                                                           ---------    ---------      ---------

        Cash and Cash Equivalents at End of Period         $      30    $    --        $      30
                                                           =========    =========      =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               $    --      $    --        $    --
    Income taxes                                                --           --             --

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
    Conversion of related party account payable into
      common stock                                         $   7,124    $    --        $   7,124


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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The Company seeks merger candidates with on-going operations. As of June 30, 2001, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended June 30, 2001, vs. Three Months Ended June 30, 2000.

     No operating revenues were generated during the three months ended June 30, 2001 and 2000. Operating expenses increased by $2,639 to $3,708 for the three months ended June 30, 2001, compared to $1,069 for the three months ended June 30, 2000. The increase in operating expenses resulted from additional professional fees incurred in 2001 as compared to 2000 as the Company was in the process of completing its periodic filings. The Company's net loss increased to $3,724 for the three months ended June 30, 2001, compared to $2,668 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001, vs. Six Months Ended June 30, 2000.

     No operating revenues were generated during the six months ended June 30, 2001 and 2000. Operating expenses increased by $27,642 to $28,711 for the six months ended June 30, 2001, compared to $1,069 for the six months ended June 30, 2000. The increase in operating expenses resulted from additional professional fees incurred in 2001 as compared to 2000 as the Company was in the process of completing its periodic filings. The Company's net loss increased to $28,727 for the six months ended June 30, 2001, compared to $4,266 for the six months ended June 30, 2000.

Liquidity and Capital Resources.

     During the six months ended June 30, 2001, stockholders have loaned $1,600 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $46,542 as of June 30, 2001.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: On May 31, 2001, the Company filed a report on Form 8-K reporting a change in control of the Company whereby effective May 30, 2001, Brian J. Kelley received 2,500,000 shares of the Company's common stock and Brian J. Kelley and his father Jack D. Kelley and brother Derold L. Kelley owned or controlled 7,229,719 shares or approximately 72.3% of the 10,000,000 shares of the Company's common stock then outstanding.

     Subsequent to the three months covered by this report, the Company filed a report on Form 8-K on August 1, 2001 reporting a further change in control of the Company. A total of 6,181,000 shares of the Company's common stock were issued to each of Mathis Family Partners, Ltd. and Gary A. Agron resulting, together with a purchase of 625,000 shares each from Brian J. Kelley, in each of Mathis Family Partners, Ltd. and Gary A. Agron owning or controlling 6,806,000 shares or approximately 22.7% of the 29,999,950 shares of the Company's common stock outstanding. It was further reported that although Brian J. Kelley, Jack
D. Kelley and Derold L. Kelley were issued an additional 7,637,950 shares, their aggregate ownership or control was reduced to approximately 45.4% of the Company's common stock outstanding.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: August 8, 2001                    CARE CONCEPTS, INC.
                                            (Registrant)


                                        /s/ Earnest Mathis
                                        ------------------
                                        Earnest Mathis
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Accounting Officer)
                                        and Director