Form 10KSB40
period 2001-12-31
CARE CONCEPTS INC
filed 2002-03-27
CIK 842927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001 or

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
(State or other jurisdiction                     (I.R.S. Employer Identification
  of incorporation Number)                               or organization)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                           ---------------------------
           (Address of principal executive offices including Zip Code)

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

     As of February 28, 2002, 29,999,950 shares of the Registrant's $.001 par value Common Stock were outstanding. As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates was $149,173.

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

     Care Concepts Colorado and, from 1989 until mid 1996, the Company, designed, produced, and sold the Care Van, a specialized minivan for physically challenged drivers and passengers. The Company's customers consisted primarily of wheelchair users and the elderly as well as private organizations and government funded and for-profit agencies that provided services to the physically challenged. Since mid 1996, the Company ceased all operations regarding the Care Van and has been seeking business opportunities through a merger with, or acquisition of, one or more private companies. The Company has had no material operations in the past four years.

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

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company maintains its corporate headquarters and principal place of business at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. All corporate records are maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

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

Selection of Opportunities

     The analysis of new business opportunities is undertaken by or under the supervision of the Company's executive officers and directors who are not professional business analysts. Inasmuch as the Company has no funds available to it in its search for business opportunities and ventures, the Company is not able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

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

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's executive officers, directors and principal shareholders anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

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

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

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

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

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

The Company's Office

     The Company's office is located at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120, and the telephone number is (303) 794-9450. The Company's office is located in the office of Earnest Mathis, the Company's President, Chief Financial Officer and a Director. The Company's office will remain at Mr. Mathis's office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Common Stock Information

     As of February 28, 2002, the Company had approximately 122 record and beneficial holders of its Common Stock and a total of 29,999,950 shares of the Company's Common Stock were outstanding. The Company's Common Stock has been traded on the OTC Bulletin Board "Pink Sheets" under the symbol "CARE." On February 28, 2002, the bid price of the Company's Common Stock was $.01 per share.

     The following table sets forth, for the quarters indicated, the range of high and low bid prices of the Company's Common Stock:

                                                     Common Stock
     By Quarter Ended:                           High             Low
                                                 ----             ---
     Fiscal 2001
     -----------
     December 31, 2001                           $.03             $.03
     September 30, 2001                          $.03             $.02
     June 30, 2001                               $.02             $.02
     March 31, 2001                              $.04             $.02

     Fiscal 2000
     -----------
     December 31, 2000                           $.00             $.00
     September 30, 2000                          $.02             $.01
     June 30, 2000                               $.01             $.01
     March 31, 2000                              $.02             $.01

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations

     The Company seeks merger candidates with on-going operations. As of December 31, 2001, the Company had not identified any such candidate.

Year Ended December 31, 2001,  vs. Year Ended December 31, 2000.

     No operating revenues were generated during the years ended December 31, 2001 and 2000. Operating expenses increased by $25,460 to $42,468 for the year ended December 31, 2001, compared to $17,008 for the year ended December 31, 2000. The increase in operating expenses resulted from additional professional fees incurred in 2001 as compared to 2000 as the Company was in the process of completing its periodic filings. The Company had a net loss of $42,812 for the year ended December 31, 2001, compared to net income of $411,343 for the year ended December 31, 2000. The net income was the result of a gain from forgiveness of related party debt of $81,567 and an extraordinary gain from extinguishment of debt of $352,634.

Liquidity and Capital Resources.

     During the year ended December 31, 2001, stockholders have loaned $11,463 to the Company. The loans bear interest at 8% and are payable on demand. Also in 2001, accounts payable totaling $19,486 were converted into 19,485,725 shares of common stock. The Company also issued 7,637,950 shares of common stock for services valued at 7,638. The Company had a working capital deficiency of $40,627 as of December 31, 2001.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                       Page
--------------------                                                       ----
 Independent Auditors' Report                                               F-2

 Balance Sheet as of December 31, 2001                                      F-3

 Statements of Operations for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 2000 to
  December 31, 2001                                                         F-4

 Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 2001 and 2000                                F-5

 Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 2000 to
  December 31, 2001                                                         F-6

 Notes to Financial Statements                                              F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Care Concepts, Inc.


We have audited the accompanying balance sheet of Care Concepts, Inc. ( a development stage Company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 2000 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Care Concepts, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the cumulative period from January 1, 2000 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $42,812 during the year ended December 31, 2000, and, as of that date had a working capital deficiency and stockholders' deficit of $40,627. As discussed in Note 1 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            /s/  Angell & Deering
                                            -----------------------------------
                                                 Angell & Deering
                                                 Certified Public Accountants


Denver, Colorado
January 10, 2002

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2001





                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $       656
                                                                    -----------

     Total Assets                                                   $       656
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable:
    Trade                                                           $       450
    Related parties                                                      29,026
  Notes payable - related parties                                        11,463
  Accrued interest - related parties                                        344
                                                                    -----------

     Total Current Liabilities                                           41,283
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 30,000,000 shares
   authorized, 29,999,950 shares issued and outstanding                  30,000
  Additional paid in capital                                          6,901,814
  Contributed capital                                                    67,568
  Retained earnings during the development stage                        368,531
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (40,627)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $       656
                                                                    ===========


                     The accompanying notes are an integral
                       part of these financial statements.



                                      CARE CONCEPTS, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS



                                                           Year Ended              Cumulative From
                                                          December 31,            January 1, 2000 to
                                                      ------------------              December 31,
                                                     2001            2000                2001
                                                     ----            ----                ----
Revenue                                          $       --      $       --          $       --

Operating expenses                                     42,468          17,008              59,476
                                                 ------------    ------------        ------------

      Income (Loss) From Operations                   (42,468)        (17,008)            (59,476)
                                                 ------------    ------------        ------------

Other Income (Expense):
   Interest expense                                      (344)         (5,850)             (6,194)
   Gain from forgiveness of related party debt           --            81,567              81,567
                                                 ------------    ------------        ------------

      Total Other Income (Expense)                       (344)         75,717              75,373
                                                 ------------    ------------        ------------

Income (Loss) Before Extraordinary Gain               (42,812)         58,709              15,897

Extraordinary Gain - Extinguishment of Debt              --           352,634             352,634
                                                 ------------    ------------        ------------

      Net Income (Loss)                          $    (42,812)   $    411,343        $    368,531
                                                 ============    ============        ============

Basic and Diluted Net Income (Loss) Per
 Share of Common Stock:
   Income (Loss) before extraordinary gain       $       --      $        .02        $       --
   Extraordinary gain                                    --               .12                 .04
                                                 ------------    ------------        ------------

      Net Income (Loss)                          $       --      $        .14        $        .04
                                                 ============    ============        ============

Basic and Diluted Weighted Average Number
 of Common Shares Outstanding                      17,248,388       2,876,275          10,062,331


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

                                              F-4



                                            CARE CONCEPTS, INC.
                                       (A Development Stage Company)
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                             Common Stock        Additional
                                        --------------------       Paid in     Contributed   Accumulated
                                        Shares        Amount       Capital       Capital       Deficit
                                     -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999           2,876,275   $     2,876   $ 6,901,814   $    66,499   $(7,408,540)

Contributed capital                         --            --            --           1,069          --

Net income                                  --            --            --            --         411,343
                                     -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2000           2,876,275         2,876     6,901,814        67,568    (6,997,197)

Issuance of common stock for
 payment of related party accounts
 payable in February, May and July
 2001 valued at $.001 per share       19,485,725        19,486          --            --            --

Issuance of common stock for
 services in July 2001 valued at
 $.001 per share                       7,637,950         7,638          --            --            --

Net loss                                    --            --            --            --         (42,812)
                                     -----------   -----------   -----------   -----------   -----------

Balance of December 31, 2001          29,999,950   $    30,000   $ 6,901,814   $    67,568   $(7,040,009)
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

                                                    F-5



                                             CARE CONCEPTS, INC.
                                        (A Development Stage Company)
                                          STATEMENTS OF CASH FLOWS



                                                                     Year Ended            Cumulative From
                                                                    December 31,          January 1, 2000 to
                                                                  --------------              December 31,
                                                              2001             2000              2001
                                                              ----             ----              ----

Cash Flows From Operating Activities:
  Net income (loss)                                        $ (42,812)       $ 411,343        $ 368,531
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Gain from extinguishment of debt                           --           (434,201)        (434,201)
     Operating expense paid by officer recorded as
       contributed capital                                      --              1,069            1,069
     Common stock issued for services                          7,638             --              7,638
  Changes in assets and liabilities:
     Accounts payable                                         24,023           21,789           45,812
     Accrued interest                                            344             --                344
                                                           ---------        ---------        ---------

        Net Cash (Used) By Operating Activities              (10,807)            --            (10,807)
                                                           ---------        ---------        ---------

Cash Flows From Financing Activities:
  Proceeds from related party loans                           11,463             --             11,463
                                                           ---------        ---------        ---------

        Net Cash Provided By Financing Activities             11,463             --             11,463
                                                           ---------        ---------        ---------

        Net Increase in Cash and Cash Equivalents                656             --                656

        Cash and Cash Equivalents at Beginning of Period        --               --               --
                                                           ---------        ---------        ---------

        Cash and Cash Equivalents at End of Period         $     656        $    --          $     656
                                                           =========        =========        =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               $    --          $    --          $    --
    Income taxes                                                --               --               --

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
    Conversion of related party accounts payable into
      common stock                                         $  19,486        $    --          $  19,486


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

     Basic and Diluted Net Income (Loss) Per Share of Common Stock
     -------------------------------------------------------------
          The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

          Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Estimates
     ---------
          The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Notes Payable - Related Parties
   -------------------------------
          In June 2001, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with an entity controlled by the Company's President and with a stockholder. Under the Terms of the Credit Agreement the Company can borrow up to $50,000. The loans are unsecured, due on demand and bear interest at an annual rate of 8%. Borrowings under the Credit Agreement totalled $11,463 as of December 31, 2001

3. Stockholders Equity
   -------------------
     Preferred Stock
     ---------------
          The authorized preferred stock of the Company consists of 5,000,000 shares, $.001 par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


3. Stockholders Equity (Continued)
   -------------------------------
     1992 Stock Incentive Plan
     -------------------------
          On November 20, 1992, the Board of Directors adopted and on November 30, 1992, the Company's stockholders approved the 1992 Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan authorizes the issuance of up to 125,000 shares of common stock pursuant to incentive stock options, nonqualified stock options and restricted stock awards to be granted to officers and other eligible employees of the Company for up to ten years after November 30, 1992. No option can be granted at an option price of less than 100% of fair market value at the time the option is granted (or 110% of fair market value in the case of incentive stock options granted to holders of more than 10% of the outstanding common stock). The options generally vest at the rate of 20% per year beginning on the first anniversary of grant.

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

          Options will be granted to each eligible director elected to the Board on the first anniversary of the date of his or her election and on each year succeeding anniversary thereof. Each option granted under the Director Option plan will be exercisable for 250 shares of common stock, subject to adjustment as provided in the Director Option Plan. Except as otherwise provided, each option granted to a director will vest at a rate of 20% per year beginning on the first anniversary of the date of the grant. The option price per share must equal the fair market value of a share of common stock on the date the option is granted.

          No options have been granted under the Director Option Plan.

4. Income Taxes
   ------------
          The components of the provision for income taxes are as follows:



                                       CARE CONCEPTS, INC.
                                  (A Development Stage Company)
                                  NOTES TO FINANCIAL STATEMENTS


4. Income Taxes (Conitnued)
   ------------------------


                                                           Year Ended         Cumulative from
                                                          December 31,       January 1, 2000 to
                                                        ---------------          December 31,
                                                      2001           2000           2001
                                                      ----           ----           ----
          Current:
            Federal                                   $--            $--            $--
            State                                      --             --             --
                                                      ----           ----           ----

              Total                                    --             --             --
                                                      ----           ----           ----

          Deferred:
            Federal                                    --             --             --
            State                                      --             --             --
                                                      ----           ----           ----

              Total                                    --             --             --
                                                      ----           ----           ----

          Total Provision For Income Taxes            $--            $--            $--
                                                      ====           ====           ====

          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:



                                                         Year Ended          Cumulative From
                                                        December 31,        January 1, 2000 to
                                                       --------------           December 31,
                                                      2001         2000            2001
                                                      ----         ----            ----

          Federal statutory rate                      (34)%          34%             34%
          State income taxes, net of
           federal benefits                            (5)            5               5
          Net Operating loss carryover                --            (39)            (39)
          Valuation allowance                          39            --              --
                                                     ----           ----            ----

          Total                                       -- %           -- %            -- %
                                                     ====           ====            ====

          The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.


                                                         Year Ended           Cumulative From
                                                        December 31,         January 1, 2000 to
                                                       --------------            December 31,
                                                    2001           2000             2001
                                                    ----           ----             ----

          Income taxes at the federal
           statutory rate                         $(14,556)      $139,857         $125,301
          Federal surtax exemption                   8,134           --               --
          State income taxes, net of
           federal benefits                         (2,140)        20,567           18,427
          Net operating loss carryover                --         (160,424)        (143,728)
          Valuation allowance                        8,562           --               --
                                                  --------       --------         --------

          Total                                   $   --         $   --           $   --
                                                  ========       ========         ========




                              CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


4. Income Taxes (Continued)
   ------------------------
          Significant components of deferred income taxes as of December 31, 2001 are as follows:

          Net operating loss carry forward                 $  2,715,000
                                                           ------------

          Total Deferred Tax Asset                            2,715,000

          Less valuation allowance                           (2,715,000)
                                                           ------------

          Net Deferred Tax Asset                           $       --
                                                           ============

          The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $2,715,000 as of December 31, 2001 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $15,000 for the year ended December 31, 2001. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          As of December 31, 2001 the Company had net operating loss carryforwards of approximately $6,750,000. The net operating losses can be carried forward for fifteen to twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2004 through 2021.

5. Extraordinary Gain - Extinguishment of Debt
   -------------------------------------------
          The Company was carrying $352,634 of trade accounts payable on its books. The payables were incurred prior to mid 1996 and relate to the Company's discontinued Care Van business. Effective December 31, 2000, the Company's Board of Directors, based on advice of legal counsel, authorized removing the accounts payable from the Company's books as the amounts will not be paid and the statute of limitations has expired. The removal has been reflected as an extraordinary gain from extinguishment of debt of $352,634 for the year ended December 31, 2000.

6. Related Party Transactions
   --------------------------
     Settlement Agreements
     ---------------------
          The Company entered into a Settlement Agreement with Jack Kelley and Derold Kelley, former officers of the Company, on February 5, 2001. Under the terms of the Settlement Agreement the Kelley's received 4,623,725 shares of the Company's common stock in full settlement of any and all claims that the Kelley's may have had or currently have against the Company. The common stock was valued at $4,624 and was included in operating expenses for the year ended December 31, 2000.

          The Company entered into a Settlement Agreement with Brian Kelley, a former officer of the Company, on February 19, 2001. Under the terms of the Settlement Agreement Mr. Kelley received 2,500,000 shares of the Company's common stock in full settlement of any and all claims that Mr. Kelley may have had or currently has against the Company. The common stock was valued at $2,500 and was included in operating expenses for the year ended December 31, 2000.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


6. Related Party Transactions (Continued)
   --------------------------------------
     Settlement Agreements
     ---------------------
          Both Settlement Agreements were negotiated and agreed to in principle in 2000. However, the formal written agreements were not executed until 2001. The common stock was issued under both Settlement Agreements in 2001.

     Gain from Forgiveness of Debt
     -----------------------------
          In 1996 a lawsuit was brought against the Company by a former officer of the Company for past due fees and expenses. On March 3, 1997, the court entered a default judgement against the Company which resulted in a judgement payable in the amount of $63,931 plus interest at an annual rate of 10%.

          The Company's current President entered into negotiations with the Former Officer for settlement of the Judgement. Ultimately, the Judgement was assigned to a corporation owned by the Company's current President. The Former Officer received $9,000 as consideration for the assignment which occurred on November 14, 2000. In addition the Former Officer entered into an agreement to release and discharge the Company from all past, present or future claims.

          On November 30, 2000, the Company's current President settled the Judgement with the Company for $9,000. At November 30, 2000, the Judgement liability together with accrued interest totaled $90,567. This settlement was for less than the amount owed which resulted in a gain of $81,567. The $9,000 Judgement was converted into 9,000,000 shares of common stock in 2001.

     Contributed Capital
     -------------------
          A former officer of the Company paid $1,069 of operating expenses on behalf of the Company in June 2000. The Former Officer will not be repaid and the $1,069 has been reflected as contributed capital.

     Accounts Payable-Related Parties
     --------------------------------
          The Company's current President, a former officer and a stockholder paid $26,420 and $5,968 of operating expenses on behalf of the Company during the years ended December 31, 2001 and 2000, respectively. In July 2001, the Company issued 3,362,000 shares of common stock for payment of $3,362 of the accounts payable-related parties.

          Accounts payable-related parties consists of the following at December 31, 2001:

          President                                                 $14,388
          Stockholder                                                14,388
          Former Officer                                                250
                                                                   --------

                        Total                                       $29,026
                                                                    =======

          In July 2001 the Company issued 7,637,950 shares of common stock to three former officers of the Company for services. The shares were valued at $7,638 and the amount is included in operating expenses for the year ended December 31, 2001.

          Notes payable - stockholders (Note 2).

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


7. Fair Value of Financial Instruments
   -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2001:

                                              Carrying       Estimated
                                               Amount       Fair Value
                                             ----------     ----------
          Financial Assets:
           Cash and cash equivalents          $   656         $   656

          Financial Liabilities:
           Notes payable                       11,463          11,463

          The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of the notes payable approximates fair value because of the market rate of interest on the notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     On February 5, 2001, Toback CPAs, P.C., the last reported Certifying Accountant for the Company was dismissed as Certifying Accountant due to Toback CPAs, P.C. no longer being in business and it being more convenient for the Company to have its certifying accountant in the same metropolitan area as its principal office. During the Company's two most recent fiscal years and subsequent interim period up to the date of the change in certifying accountant there have been no reports filed on the Company's financial condition and there were no disagreements with Toback CPAs, P.C. on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, not resolved to the satisfaction of Toback CPAs, P.C., would have caused Toback CPAs, P.C. to make a reference to the subject matter of the disagreement(s) in connection with his report.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:

Name                          Age                   Position
----                          ---                   --------

Earnest Mathis                42                    President, Chief Financial
                                                       Officer and Director
James Eller                   52                    Secretary
Jack D. Kelley                67                    Director
Derold L. Kelley              45                    Director

     Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office. The Board of Directors has not audit or compensation committees.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

     The following is a summary of the business experience of the Company's four directors and executive officers for at least the past five years:

     Mr. Mathis has been President and a director of Inverness Investments, a privately held financial consulting company based in Denver, Colorado, since 1987. Since February 1998, Mr. Mathis has also been a manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has been President of Integrated Medical Services, Inc., a medical waste processor. He is a director of Vov Enterprises, Inc. and Zedik Enterprises, Inc., both of which are inactive companies subject to SEC reporting requirements. Mr. Mathis attended Denver University where he studied finance.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 2001 or 2000 and none currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 2001, to the named executive officers:

Individual Grants

                           % of Total Options
                  Options      Granted to
Name              Granted   Employees in Year   Exercise Price   Expiration Date
----              -------   -----------------   --------------   ---------------
Jack D. Kelley      -0-            0%                -----            -----
Derold Kelley       -0-            0%                -----            -----

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

There were no executive officers' unexercised options at December 31, 2001. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2001.

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

Name and Address                     Number of Shares of     Percentage of Class
of  Beneficial Owner                 Common Stock Owned        of Common Stock
--------------------                 ------------------        ---------------

Jack D. Kelley (1) (2)
3118 W. Thomas, Suite 707
Phoenix, AZ  85017                        6,269,175                  20.9%

Brian J. Kelley (1)
3118 W. Thomas, Suite 707
Phoenix, AZ  85017                        4,840,994                  16.1%

Derold L. Kelley (1)
3118 W. Thomas, Suite 707
Phoenix, AZ  85017                        2,007,500                   6.7%

Earnest Mathis (3)
26 West Dry Creek Circle, Suite 600
Littleton, CO  80120                      6,806,000                  22.7%

James Eller
26 West Dry Creek Circle, Suite 600
Littleton, CO  80120                         -0-                       0%

Gary A. Agron
5445 DTC Parkway, Suite 520
Greenwood Village, CO 80111               6,806,000                  22.7%

All Officers and Directors
  as a Group (4 persons)                 15,082,675                  50.3%


(1)  Jack D. Kelley is the father of Brian and Derold L. Kelley.
(2)  Includes 500,000 shares owned by Jane Kelley, Jack D. Kelley's spouse.
(3) The shares controlled by Earnest Mathis, an officer and director of the Company, are held in the name of Mathis Family Partners, Ltd. of which Mr.Mathis is the general partner.

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

     Effective July 26, 2001, Mathis Family Partners, Ltd. whose general partner is Earnest Mathis and Gary A. Agron each received 6,181,000 shares of the Company's common stock for a total of 12,362,000 shares in payment of the $63,930 judgment that had been settled for $9,000 and in payment of loans outstanding.

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

     Effective July 26, 2001, Brian J. Kelley and his father Jack D. Kelley and his brother Derold L. Kelley received 4,000,000 shares, 2,637,950 shares and 1,000,000 shares respectively, of the Company's common stock in payment of services rendered valued at $.001 per share for a total of 7,637,950 shares for $7,638.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

          Exhibit No.    Title
          -----------    -----

          2.01 Amended and Restated Certificate of Incorporation of the Registrant (1)

          2.02           Amended and Restated Bylaws of the Registrant (1)

          (1)  Filed with the Company's Form 10-KSB on March 26, 2001.

     b.   Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 26, 2002.

                                         CARE CONCEPTS, INC.



                                         By: /s/ Earnest Mathis
                                         --------------------------------------
                                         Earnest Mathis, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

       Signature                          Title                        Date
       ---------                          -----                        ----


/s/ Earnest Mathis            Chief Executive Officer, Chief      March 26, 2002
------------------------      Financial Officer (Principal
Earnest Mathis                Accounting Officer), and Director


/s/ James Eller               Secretary                           March 26, 2002
------------------------
James Eller

/s/ Jack D. Kelley            Director                            March 26, 2002
------------------------
Jack D. Kelley

/s/ Derold Kelley             Director                            March 26, 2002
------------------------
Derold Kelley