Form 10QSB
period 2002-03-31
CARE CONCEPTS INC
filed 2002-05-10
CIK 842927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2002

                         Commission file number: 0-20958


                               CARE CONCEPTS, INC.
                               -------------------
                 (Name of Small Business Issuer in its charter)


                Delaware                                    86-0519152
                --------                                    ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 794-9450
                                 --------------
                (Issuer's telephone number, including area code)

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

Common Stock, $.001 Par Value, 29,999,950 shares as of March 31, 2002.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2002


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $       735
                                                                    -----------

     Total Assets                                                   $       735
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities:
  Accounts payable:
    Trade                                                           $     1,020
    Related parties                                                      29,026
  Notes payable - related parties                                        14,463
  Accrued interest - related parties                                        600
                                                                    -----------

     Total Current Liabilities                                           45,109
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 30,000,000 shares
   authorized, 29,999,950 shares issued and outstanding                  30,000
  Additional paid in capital                                          6,901,814
  Contributed capital                                                    67,568
  Retained earnings during the development stage                        364,784
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (44,374)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $       735
                                                                    ===========



                             See notes to unaudited
                        condensed financial statements.



                                     CARE CONCEPTS, INC.
                                (A Development Stage Company)
                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                     Three Months Ended        Cumulative From
                                                          March 31,           January 1, 2000 to
                                                ----------------------------      March 31,
                                                    2002            2001            2002
                                                ------------    ------------    ------------
Revenue                                         $       --      $       --      $       --

Operating expenses                                     3,491          25,003          62,967
                                                ------------    ------------    ------------

      Income (Loss) From Operations                   (3,491)        (25,003)        (62,967)
                                                ------------    ------------    ------------

Other Income (Expense):
  Interest expense                                      (256)           --            (6,450)
  Gain from forgiveness of related party debt           --              --            81,567
                                                ------------    ------------    ------------

      Total Other Income (Expense)                      (256)           --            75,117
                                                ------------    ------------    ------------

Income (Loss) Before Extraordinary Gain               (3,747)        (25,003)         12,150

Extraordinary Gain - Extinguishment of Debt             --              --           352,634
                                                ------------    ------------    ------------

      Net Income (Loss)                         $     (3,747)   $    (25,003)   $    364,784
                                                ============    ============    ============

Net Income (loss) Per Basic and Diluted Share
 of Common Stock:
   Income (loss) before extraordinary gain      $       --      $       --      $       --
   Extraordinary gain                                   --              --               .03
                                                ------------    ------------    ------------

      Net Income (Loss)                         $       --      $       --      $        .03
                                                ============    ============    ============

Weighted Average Number of Basic and Diluted
 Common Shares Outstanding                        29,999,950       5,701,885      12,250,607



                                   See notes to unaudited
                              condensed financial statements.



                                   CARE CONCEPTS, INC.
                              (A Development Stage Company)
                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                       Three Months Ended   Cumulative From
                                                           March 31,       January 1, 2000 to
                                                     ----------------------    March 31,
                                                       2002         2001         2002
                                                     ---------    ---------    ---------

Cash Flows From Operating Activities:
  Net income (loss)                                  $  (3,747)   $ (25,003)   $ 364,784
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Gain from extinguishment of debt                      --           --       (434,201)
    Operating expense paid by officer recorded
      as contributed capital                              --           --          1,069
    Common stock issued for services                      --           --          7,638
  Changes in assets and liabilities:
    Accounts payable                                       570       25,003       46,382
    Accrued interest                                       256         --            600
                                                     ---------    ---------    ---------

        Net Cash (Used) By Operating Activities         (2,921)        --        (13,728)
                                                     ---------    ---------    ---------

Cash Flows From Financing Activities
 Proceed from related party loans                        3,000         --         14,463
                                                     ---------    ---------    ---------

        Net Cash Provided By Financing Activities        3,000         --         14,463
                                                     ---------    ---------    ---------

        Net Increase in Cash and Cash Equivalents           79         --            735

        Cash and Cash Equivalents at Beginning
         of Period                                         656         --           --
                                                     ---------    ---------    ---------

        Cash and Cash Equivalents at End of Period   $     735    $    --      $     735
                                                     =========    =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                          $    --      $    --      $    --
   Income taxes                                           --           --           --

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Conversion of related party account
    payable into common stock                        $    --      $   4,624    $  19,486



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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

Net Income (Loss) Per Basic and Diluted Share of Common Stock

Basic earnings per common share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income
(loss) for the period by the weighted average number of common shares outstanding during the period increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Net Income (Loss) Per Basic and Diluted Share of Common Stock (Continued)

The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options during the periods presented.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company adopted SFAS No. 142 on January 1, 2002 which did not result in any impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligations arises, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2002 which did not result in any impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 which did not result in any impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

     The Company seeks merger candidates with on-going operations. As of March 31, 2002, the Company had not identified any such candidates.

Three Months Ended March 31, 2002, vs. Three Months Ended March 31, 2001.

     No operating revenues were generated during the three months ended March 31, 2002 and 2001. Operating expenses decreased by $21,512 to $3,491 for the three months ended March 31, 2002, compared to $25,003 for the three months ended March 31, 2001. The decrease in operating expenses resulted from additional professional fees incurred in 2001 as compared to 2002 as the Company was in the process of completing its periodic filings. The Company had a net loss of $3,747 for the three months ended March 31, 2002, compared to a net loss of $25,003 for the three months ended March 31, 2001.

Liquidity and Capital Resources.

     During the three months ended March 31, 2002, stockholders loaned $3,000 to the Company. The loans bear interest at 8% and are payable on demand. The Company had a working capital deficiency of $44,374 as of March 31, 2002.

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


Date:    May 8, 2002                    CARE CONCEPTS, INC.
                                           (Registrant)


                                        /s/ Earnest Mathis
                                        ------------------
                                        Earnest Mathis
                                        Chief Executive Officer, Chief Financial
                                         Officer (Principal Accounting Officer)
                                         and Director