Form 10QSB
period 2002-06-30
CARE CONCEPTS INC
filed 2002-07-31
CIK 842927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2002

                         Commission file number: 0-20958


                               CARE CONCEPTS, INC.
                 (Name of Small Business Issuer in its charter)


                 Delaware                                   86-0519152
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

Common Stock, $.001 Par Value, 29,999,950 shares as of July 25, 2002.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                               CARE CONCEPTS, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2002





                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $        64
                                                                    -----------

     Total Assets                                                   $        64
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities:
  Accounts payable:
    Trade                                                           $       100
    Related parties                                                      29,026
  Notes payable - related parties                                        16,063
  Accrued interest - related parties                                        905
                                                                    -----------

     Total Current Liabilities                                           46,094
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 30,000,000 shares
   authorized, 29,999,950 shares issued and outstanding                  30,000
  Additional paid in capital                                          6,901,814
  Contributed capital                                                    67,568
  Retained earnings during the development stage                        363,128
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (46,030)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $        64
                                                                    ===========


                             See notes to unaudited
                         condensed financial statements.



                                                   CARE CONCEPTS, INC.
                                              (A Development Stage Company)
                                      UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                     Three Months Ended               Six Months Ended        Cumulative From
                                                          June 30,                        June 30,           January 1, 2000 to
                                                ----------------------------    ----------------------------       June 30,
                                                    2002            2001            2002            2001            2002
                                                ------------    ------------    ------------    ------------    ------------

Revenue                                         $       --      $       --      $       --      $       --      $       --

Operating expenses                                     1,351           3,708           4,842          28,711          64,318
                                                ------------    ------------    ------------    ------------    ------------

      Income (Loss) From Operations                   (1,351)         (3,708)         (4,842)        (28,711)        (64,318)
                                                ------------    ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest expense                                      (305)            (16)           (561)            (16)         (6,755)
  Gain from forgiveness of related party debt           --              --              --              --            81,567
  Gain from extinguishment of debt                      --              --              --              --           352,634
                                                ------------    ------------    ------------    ------------    ------------

      Total Other Income (Expense)                      (305)            (16)           (561)            (16)        427,446
                                                ------------    ------------    ------------    ------------    ------------

      Net Income (Loss)                         $     (1,656)   $     (3,724)   $     (5,403)   $    (28,727)   $    363,128
                                                ============    ============    ============    ============    ============

Net Income (loss) Per Basic and Diluted
 Share of Common Stock                          $       --      $       --      $       --      $       --      $        .03
                                                ============    ============    ============    ============    ============

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding                29,999,950       8,379,121      29,999,950       7,047,899      14,023,592




                                                 See notes to unaudited
                                             condensed financial statements.



                                           CARE CONCEPTS, INC.
                                      (A Development Stage Company)
                              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                            Six Months Ended    Cumulative From
                                                                                June 30,       January 1, 2000 to
                                                                         ----------------------     June 30,
                                                                            2002         2001         2002
                                                                         ---------    ---------    ---------

Cash Flows From Operating Activities:
  Net income (loss)                                                      $  (5,403)   $ (28,727)   $ 363,128
  Adjustments to reconcile net income (loss) to net cash (used)
   by operating activities:
    Gain from extinguishment of debt                                          --           --       (434,201)
    Operating expense paid by officer recorded as contributed capital         --           --          1,069
    Common stock issued for services                                          --           --          7,638
  Changes in assets and liabilities:
    Accounts payable                                                          (350)      27,141       45,462
    Accrued interest                                                           561           16          905
                                                                         ---------    ---------    ---------

        Net Cash (Used) By Operating Activities                             (5,192)      (1,570)     (15,999)
                                                                         ---------    ---------    ---------

Cash Flows From Financing Activities:
 Proceeds from related party loans                                           4,600        1,600       16,063
                                                                         ---------    ---------    ---------

        Net Cash Provided By Financing Activities                            4,600        1,600       16,063
                                                                         ---------    ---------    ---------

        Net Increase (Decrease) in Cash and Cash Equivalents                  (592)          30           64

        Cash and Cash Equivalents at Beginning of Period                       656         --           --
                                                                         ---------    ---------    ---------

        Cash and Cash Equivalents at End of Period                       $      64    $      30    $      64
                                                                         =========    =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                              $    --      $    --      $    --
   Income taxes                                                               --           --           --

Supplemental Disclosure of Noncash Investing and Financing Activities:
   Conversion of related party account payable into common stock         $    --      $   7,124    $  19,486




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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligations arise, and will be amortized to expense over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2002 which did not result in any impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 which did not result in any impact on the Company's financial statements.

In May 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical Corrections". Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, however earlier application is encouraged. The Company adopted SFAS No. 145 on April 1, 2002. The provisions of SFAS No. 145 that apply to the Company relate to the rescission of SFAS No. 4 and the classification of the gain from extinguishments of debt as an extraordinary item. The Company's gain from extinguishment of debt, which was classified as an extraordinary item in prior periods under SFAS No. 4, was reclassified in the current quarter. The gain does not meet the criteria of an extraordinary item under Accounting Principles Board Opinion No. 30 and, therefore, is classified as other income in the statement of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The Company seeks merger candidates with on-going operations. As of June 30, 2002, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended June 30, 2002,  vs. Three Months Ended June 30, 2001.

     No operating revenues were generated during the three months ended June 30, 2002 and 2001. Operating expenses decreased by $2,357 to $1,351 for the three months ended June 30, 2002, compared to $3,708 for the three months ended June 30, 2001. The decrease in operating expenses resulted from additional professional fees paid in 2001 as compared to 2002 as the Company was in the process of updating its periodic filings. The Company's net loss decreased to $1,656 for the three months ended June 30, 2002, compared to $3,724 for the three months ended June 30, 2001.

Six Months Ended June 30, 2002,  vs. Six Months Ended June 30, 2001.

     No operating revenues were generated during the six months ended June 30, 2002 and 2001. Operating expenses decreased by $23,869 to $4,842 for the six months ended June 30, 2002, compared to $28,711 for the six months ended June 30, 2001. The decrease in operating expenses resulted from additional professional fees paid in 2001 as compared to 2002 as the Company was in the process of completing its periodic filings. The Company's net loss decreased to $5,403 for the six months ended June 30, 2002, compared to $28,727 for the six months ended June 30, 2001.

Liquidity and Capital Resources.

     As of June 30, 2002, stockholders have loaned $16,063 to the Company. The loans bear interest at 8% and are payable on demand. The Company had a working capital deficiency of $46,030 as of June 30, 2002.

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


Date: July 31, 2002                     CARE CONCEPTS, INC.
                                          (Registrant)


                                        /s/ Earnest Mathis
                                        ------------------
                                        Earnest Mathis
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Accounting Officer)
                                        and Director