Form 10QSB/A
period 2002-06-30
CARE CONCEPTS INC
filed 2002-08-09
CIK 842927

FORM 10-QSB/A

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) During the three months covered by this report, the Company filed no reports on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: August 9, 2002                    CARE CONCEPTS, INC.
                                        (Registrant)


                                        /s/ Earnest Mathis
                                        ------------------
                                        Earnest Mathis
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Accounting Officer)
                                        and Director