Form 10QSB
period 2002-09-30
CARE CONCEPTS INC
filed 2002-11-07
CIK 842927

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2002

                         Commission file number: 0-20958


                              CARE CONCEPTS I, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its charter)


                 Delaware                                      86-0519152
     ------------------------------                        ------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


                         2560 W. Main Street, Suite 200
                            Littleton, Colorado 80120
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (303) 794-9450
      --------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

     Common Stock, $.001 Par Value, 600,040 shares as of October 31, 2002.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

                              CARE CONCEPTS I, INC.
                         (formerly Care Concepts, Inc.)
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002





                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                         $       164
                                                                    -----------

     Total Assets                                                   $       164
                                                                    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities:
  Accounts payable:
    Trade                                                           $     1,320
    Related parties                                                      29,026
  Notes payable - related parties                                        17,063
  Accrued interest - related parties                                      1,238
                                                                    -----------

     Total Current Liabilities                                           48,647
                                                                    -----------

Commitments and Contingencies                                              --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value, 5,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  $.001 par value, 30,000,000 shares
   authorized, 600,040 shares issued and outstanding                        600
  Additional paid in capital                                          6,931,214
  Contributed capital                                                    67,568
  Retained earnings during the development stage                        360,675
  Accumulated deficit                                                (7,408,540)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (48,483)
                                                                    -----------

     Total Liabilities and Stockholders' Equity (Deficit)           $       164
                                                                    ===========








                             See notes to unaudited
                         condensed financial statements.




                                                         CARE CONCEPTS I, INC.
                                                      (formerly Care Concepts, Inc.)
                                                       (A Development Stage Company)
                                                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                        Three Months Ended              Nine Months Ended       Cumulative From
                                                           September 30,                  September 30,       January 1, 2000 to
                                                        -------------------            -------------------        September 30,
                                                         2002          2001           2002            2001             2002
                                                         ----          ----           ----            ----             ----

Revenue                                               $    --        $    --        $    --        $    --        $    --

Operating expenses                                        2,120         13,613          6,962         42,324         66,438
                                                      ---------      ---------      ---------      ---------      ---------

      Income (Loss) From Operations                      (2,120)       (13,613)        (6,962)       (42,324)       (66,438)
                                                      ---------      ---------      ---------      ---------      ---------

Other Income (Expense):
  Interest expense                                         (333)          (119)          (894)          (135)        (7,088)
  Gain from forgiveness of related party debt              --             --             --             --           81,567
  Gain from extinguishment of debt                         --             --             --             --          352,634
                                                      ---------      ---------      ---------      ---------      ---------

      Total Other Income (Expense)                         (333)          (119)          (894)          (135)       427,113
                                                      ---------      ---------      ---------      ---------      ---------

      Net Income (Loss)                               $  (2,453)     $ (13,732)     $  (7,856)     $ (42,459)     $ 360,675
                                                      =========      =========      =========      =========      =========

Net Income (loss) Per Basic and Diluted
 Share of Common Stock                                $    --        $    (.03)     $    (.01)     $    (.17)     $    1.16
                                                      =========      =========      =========      =========      =========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding                      600,040        491,304        600,040        256,833        309,688


                                                         See notes to unaudited
                                                    condensed financial statements.




                                                      CARE CONCEPTS I, INC.
                                                  (formerly Care Concepts, Inc.)
                                                  (A Development Stage Company)
                                           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                   Nine Months Ended       Cumulative From
                                                                                     September 30,        January 1, 2000 to
                                                                                  -------------------        September 30,
                                                                                  2002           2001            2002
                                                                                  ----           ----            ----

Cash Flows From Operating Activities:
  Net income (loss)                                                           $  (7,856)      $ (42,459)      $ 360,675
  Adjustments to reconcile net income (loss) to net cash (used)
   by operating activities:
    Gain from extinguishment of debt                                               --              --          (434,201)
    Operating expense paid by officer recorded as contributed capital              --              --             1,069
    Common stock issued for services                                               --             7,638           7,638
  Changes in assets and liabilities:
    Accounts payable                                                                870          25,353          46,682
    Accrued interest                                                                894             135           1,238
                                                                              ---------       ---------       ---------

        Net Cash (Used) By Operating Activities                                  (6,092)         (9,333)        (16,899)
                                                                              ---------       ---------       ---------

Cash Flows From Financing Activities:
 Proceeds from related party loans                                                5,600           9,408          17,063
                                                                              ---------       ---------       ---------

        Net Cash Provided By Financing Activities                                 5,600           9,408          17,063
                                                                              ---------       ---------       ---------

        Net Increase (Decrease) in Cash and Cash Equivalents                       (492)             75             164

        Cash and Cash Equivalents at Beginning of Period                            656            --              --
                                                                              ---------       ---------       ---------

        Cash and Cash Equivalents at End of Period                            $     164       $      75       $     164
                                                                              =========       =========       =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                                   $    --         $    --         $    --
   Income taxes                                                                    --              --              --

Supplemental Disclosure of Noncash Investing and Financing Activities:
   Conversion of related party account payable into common stock              $    --         $  19,486       $  19,486



                                                     See notes to unaudited
                                                  condensed financial statements.
                                                              -3-

                              CARE CONCEPTS I, INC.
                         (formerly Care Concepts, Inc.)
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Description of Business

Care Concepts I, Inc. (formerly Care Concepts, Inc.) (the "Company") was formed in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. to seek and acquire a business opportunity. From July 1988 until June 1989, the Company's activities were composed of the investigation of various business opportunities. In June 1989, the Company acquired Care Concepts, Inc., a Colorado corporation that was formed in 1984 ("Care Concepts Colorado"). In the acquisition, the Company purchased all of the outstanding shares of Care Concepts Colorado, and operated Care Concepts Colorado as its wholly-owned subsidiary. Contemporaneously with this transaction, the Company changed its name to Care Concepts, Inc. Care Concepts Colorado was merged into the Company in January 1992. In November 1992, the Company changed its state of incorporation to Delaware through a change in domicile merger. The Company changed its name to Care Concepts I, Inc. in October 2002.

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

Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2002. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission.

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

                              CARE CONCEPTS I, INC.
                         (formerly Care Concepts, Inc.)
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Net Income (Loss) Per Basic and Diluted Share of Common Stock (Continued)

The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options during the periods presented.

Reverse Stock Split

On October 18, 2002, the Company's shareholders adopted a resolution approving a reverse stock split of one common share for each fifty common shares outstanding with any fractional shares rounded up to the nearest whole share, effective October 18, 2002. All share information and per share data have been retroactively restated for all periods presented to reflect the reverse stock split.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical Corrections". Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, however earlier application is encouraged. The Company adopted SFAS No. 145 on April 1, 2002. The provisions of SFAS No. 145 that apply to the Company relate to the rescission of SFAS No. 4 and the classification of the gain from extinguishment of debt as an extraordinary item. The Company's gain from extinguishment of debt, which was classified as an extraordinary item in prior periods under SFAS No. 4, was reclassified in the quarter ended June 30, 2002. The gain does not meet the criteria of an extraordinary item under Accounting Principles Board Opinion No. 30 and, therefore, is classified as other income in the statements of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

Three Months Ended September 30, 2002, vs. Three Months Ended September 30,
2001.

     No operating revenues were generated during the three months ended September 30, 2002 and 2001. Operating expenses decreased by $11,493 to $2,120 for the three months ended September 30, 2002, compared to $13,613 for the three months ended September 30, 2001. The decrease in operating expenses resulted from additional professional fees paid in 2001 as compared to 2002 as the Company was in the process of updating its periodic filings. The Company's net loss decreased to $2,453 for the three months ended September 30, 2002, compared to $13,732 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002,  vs. Nine Months Ended September 30, 2001.

     No operating revenues were generated during the nine months ended September 30, 2002 and 2001. Operating expenses decreased by $35,362 to $6,962 for the nine months ended September 30, 2002, compared to $42,324 for the nine months ended September 30, 2001. The decrease in operating expenses resulted from additional professional fees paid in 2001 as compared to 2002 as the Company was in the process of completing its periodic filings. The Company's net loss decreased to $7,856 for the nine months ended September 30, 2002, compared to $42,459 for the nine months ended September 30, 2001.

Liquidity and Capital Resources.

     As of September 30, 2002, stockholders have loaned $17,063 to the Company. The loans bear interest at 8% and are payable on demand. The Company had a working capital deficiency of $48,483 as of September 30, 2002.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Controls and Procedures.

         Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

Item 4.  Submission of Matters to a Vote of Security Holders.

         a.   On October 18, 2002, a Special Meeting of Shareholders was held.
         b.   No directors were voted upon at the Special Meeting.
         c. The sole proposal to amend the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's common stock on the basis of one share for each fifty shares outstanding was passed by an affirmative vote of 26,855,993 shares for the proposal, 20,464 shares against the proposal and no abstentions.

Item 5.  Other Information.

     On October 24, 2002, the Company changed its name to Care Concepts I, Inc. by filing a Certificate of Renewal and Revival of Certificate of Incorporation with the office of the Secretary of State for the State of Delaware.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 99.1-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) During the three months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    November 6, 2002          CARE CONCEPTS I, INC.
                                       (Registrant)



                                   /s/ Earnest Mathis
                                   ------------------
                                   Earnest Mathis
                                   Chief Executive Officer, President, Chief
                                   Financial Officer, (Principal Accounting
                                   Officer) and Director

                                 CERTIFICATIONS

     I, Earnest Mathis, Chief Executive Officer, President and Chief Financial Officer of Care Concepts I, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Care Concepts I, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002                    /s/ Earnest Mathis
                                           -------------------------------------
                                           Earnest Mathis
                                           Chief Executive Officer, President
                                           and Chief Financial Officer