Form 10KSB
period 2002-12-31
CARE CONCEPTS INC
filed 2003-03-31
CIK 842927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission file number: 0-20958

                              CARE CONCEPTS I, INC.
            (Name of small business issuer specified in its charter)

                   Delaware                              86-0519152
         (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)            Identification No.)

                    760 E. McNab Rd. Pompano Beach, FL 33060
          (Address of principal executive offices, including zip code)

                                 (954) 786-2510
                                 --------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2002 were $1,004,394.

The number of shares outstanding of the issuer's common stock as of March 18, 2003 was 15,194,424 shares. The aggregate market value of the common stock ( 11,129,767 shares) held by non affiliates, based on the closing price ($8.00) of the common stock as of March 18, 2003 was $89,038,136.

Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No [X]

PART I

         This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

ITEM 1. DESCRIPTION OF THE BUSINESS

General

         Care Concepts I, Inc. through its wholly owned subsidiary iBid America, Inc. is an online marketing, advertising and sales promotion company which combines the long established sales promotion techniques of discount coupons and promotional offers with the more recent development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by businesses. These businesses are commercial establishments seeking to promote their business, introduce new products and services, generate consumer awareness, develop new customers and reward old customers with the ultimate goal of developing additional consumer visits to their establishments.

         In exchange for promoting and marketing these businesses on our website and through community functions such as charity events, we retain the auction revenue generated by the online consumer auctions. Participating businesses pay for exposure by honoring the gift certificates won on our site. Winning bidders maintain credit cards on file with us, which are automatically charged once they win an auction. If the auction won is to benefit one of the numerous charities we support all proceeds except credit card processing fees are then donated to the charity. Proceeds from online auctions are currently our sole source of income.

         The IBID auction site is localized to specific geographic areas. Currently we run live auctions in Central Florida, South Florida and recently began running live auctions in the Las Vegas market, an area we continue to develop.

Our History

         We are a Delaware corporation. We were originally established in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. In November 1992, we changed our state of incorporation to Delaware. On November 26, 2002, a wholly owned subsidiary of our company merged with and into iBid America, Inc., a Florida corporation. Pursuant to the terms of the merger, IBID an aggregate of shareholders received an aggregate of 12,080,867 shares of our common stock and 68,553 shares of 3 new series of convertible preferred stock and we received a 100% one of wholly-owned interest in IBID. In connection with our merger, the holders of the newly issued classes of preferred stock converted their shares into 2,242,194 shares of our common stock. IBID was organized on under the laws of Florida February 2, 2001.

Our business model

         We currently provide a marketing and advertising medium for Central and South Florida area businesses through direct interaction with our clients. We are in the development stage for the Las Vegas market.

         The online auction site makes available an opportunity for individuals and retail customers to purchase products and services starting at 30% of the suggested retail price by using the Internet auction website. The winners of the auction will redeem the purchased gift certificate at the businesses physical location. In exchange for the gift certificates that the business clients provide IBID for auction, they gain exposure to potential customers interested in their products and services through the online auction process whether or not such persons actually bid on or win the auctions.

         We have entered into marketing agreements on a nationwide basis. We have marketing agreements to assist in the future development of new markets in exchange for 1 1/2 percent of the net proceeds of the auctions in the area the agreement covers. We do not intend to solicit additional markets at this time. We intend to develop the 96 metropolitan areas for which we have agreements in place. Our marketing partners have paid our Company an average of $7,615 per agreement, with the price depending on factors such as the population density and residents' per capita income. To date, we have not developed any of these markets. We are currently developing Las Vegas with our own Company personnel to ensure that expansion beyond our home base of Florida is conducted in the most cost efficient manner.

         We believe that we provide an efficient, economical and innovative marketing, advertising and sales promotion medium to clients for the following reasons:

         o Limited expense - The business clients pay for the advertising and sales promotion services provided to them through our online auctions by giving gift certificates to us in lieu of cash payment, which is usually required by other advertising media. Although the clients receive advertising and sales promotion benefits from every visitor who looks at its auction offering, only one person actually wins the gift certificate, so that the economic cost to the business is limited. We receive compensation from the money paid by the winning bidder for the auction.

         o Community affinity - To foster strong community affinity for the site, IBID has regionalized its auctions, beginning in the Central and South Florida markets. A consumer or bidder in Orlando can find offers from local restaurants and businesses in their area. A family planning a visit to Orlando can bid on a hotel package at a significant discount and even if they do not win the auction, they are introduced to a local hotel, which would be pleased to accommodate them with a discount coupon. IBID also encourages communication between its bidders (customers) and the Company, by offering easy access to email for questions and suggestions. A periodic newsletter is distributed by e-mail to every visitor who registers as a bidder with news and information about IBID and its business auctions. Also, every bidder, whether the winner of an auction or not, has the ability to download coupons that can be printed and used at our participating clients' businesses.

OUR WEBSITE

         The website home page (www.ibidusa.com) contains a site directory and direct links to the South Florida, Central Florida and Las Vegas auction offerings. A geographic navigation section leads to a page for each area of the United States; this anticipates future growth of the auction areas beyond the two geographical areas currently covered. There is a large central area on the home page, which features six different auctions every day.

         A visitor is able to locate the specific auctions they are interested in each geographic region, which is generally categorized as "accommodations, attractions, charities, entertainment and nightlife, restaurants, shopping and services, and sports and adventure." By clicking on one of these categories, the visitor is given detailed information related to each ongoing auction in that category, including the description of the offering, the current bid, and the closing date of the auction.

         By clicking on the description of the auction, further information about the auction is presented including the specific terms and conditions of the offering. The bidder is also presented with useful information such as the retail value of the offering, the number of bids, the bid increment, time left to closing of the auction, minimum bid, highest current bid and time when the auction started. This page also serves as an advertising site for the business, which can include pictures, amenities of the business, additional special offers and discount coupons available without bidding and a link to the personal website of the business.

         In order to bid on an auction, each bidder must register with IBID by providing certain personal information, including credit card information for billing purposes, and selecting a user ID and password of their choice. The registrant must agree to IBID's user agreement, a full copy of the agreement is listed on the website. There is no registration cost. Additionally, IBID does not sell user information.

         In order to place a bid, the bidder provides their user ID, password and bid amount. The bidder is then prompted to confirm his or her bid and agreement to the auction terms and conditions. If the bid was entered incorrectly, the bid is not accepted and the bidder can go back and correct the error. A bidder can increase or terminate his or her bid at any time prior to closing of the auction. At the conclusion of the bidding, the winning bidder's credit card account is charged for the amount of the winning bid and the certificate is mailed to the winner, which is then presented to the business when the winner claims the service or product.

         A member services section on the website promotes new member registration and useful tools for members to navigate the site. Member accounts can be changed or updated. Members can review a summary of all their activities on the site, including current auctions they are bidding on, closed auctions that they won and refund information, a password reminder, password change and our site's privacy statement, which sets forth the policy regarding use of the information that is gathered on the website.

         To encourage frequent visits to the website users may obtain "bid bucks credit" once each day. A user who visits the home page each day receives up to $3 in "bid bucks" per month, which can be used to pay for auctions when bid on and won. The website also offers discount coupons provided by the business clients, which are available to all the visitors to the site without requiring bidding or registering.

STRATEGY

         Our principal objective is to become a leading Internet destination for consumers seeking discounts on products and services from local establishments and a key advertising and promotion vehicle for businesses seeking to generate customer visits to their place of business. To achieve these objectives, we are pursuing the following strategies:

         o        Capitalize on the inherent strengths of the online experience
                  - We expect to attract business clients that want us to focus their products and services on our online auction website knowing that the consumers using the site are highly motivated to receive theses items. The auctions are geographically separated and it is believed that the cost is considerably less than the standard form of distributing promotional offers such as newspapers, penny savers, direct mail, mass e-mailings and other mass media.

         o Expansion - We believe that by partnering with key people living in each metropolitan area we have targeted, we gain clear advantages for our expansion efforts. These key people are members of their own community and area familiar with local businesses and charities, which they can match to our services when appropriate.

         o Expand relationships with sponsors - We believe that the success of our business model depends on the steady supply of meaningful items to auction on the website. Our model is unique whereby business clients are not required to pay cash for our auction services, but only provide the services or products offered for auction on the site. This concept will be compelling not only to large multi-outlet operators such as hotel and restaurant chains but also to local mom-and-pop operations.

         o Develop and implement advertising and promotion strategies to drive traffic to the Internet auction site - We intend to drive traffic to our online auction site through a variety of promotions and activities:

                           Publicity and advertising- Our sales representatives are encouraged to attend local community events and distribute `Bid Bucks' at these events, which can be used to pay for auctions won. We also provide discount coupons on the site. A visitor to the site can download and print these coupons for discounts provided by IBID's clients, which can be used at their establishments.

                           Public Relations - We believe that newsworthy publicity angles are contained in our mission, especially concerning our charity auction program. We are always seeking local media coverage for its business.

ACQUISITION OF PRODUCTS AND SERVICES FOR AUCTION

         We require advertising clients to commit to a one-year contract, which provides us with products and services for our regular auctions. The advertiser commits to a retail dollar amount in merchandise or services per week for 52 weeks. When a contract is signed, we create the auction and advertising for the advertiser, including the development of sales banners and links to the advertisers' websites. Part of the contract between the advertising client and IBID is a requirement that all business clients donate an additional 2 weeks of auction products or services to be used in conjunction with our charity program. The advertising client will receive additional exposure and marketing awareness when the items are auctioned or used for the benefit of a charity (explained below).

         All auctions begin at 70% percent below the suggested retail value determined by the business client, so a lodging package valued at $200 would begin bidding at $60. The duration of an auction may vary, but is usually 5, 7 or 10 days. The business client is encouraged to offer other promotional offers to all visitors to the Website such as discount coupons or a free item with a purchase, such as dessert with the purchase of a restaurant meal.

         An essential element to the ultimate success of the business model is the availability of sufficient products and service items provided by business clients to attract bidders and potential bidders to our online auction site. We believe that our "no cash required" advertising program can be compelling to clients and potential business advertisers. However, it generally requires a well-prepared presentation and good salesmanship to acquire new clients for the site.

CHARITY AUCTION PROGRAMS

         A key element of our strategy is to promote the website to both clients and bidders through the auctions conducted on the website for the benefit of local charities. Although limited net revenue is generated from the charity auctions, they are an important aspect in the development of commercial clients and bidders for the regular auctions. Charities receive between 95% and 100% of the revenues from the charity auctions. The only charge is for credit card processing fees, which is up to 5% for providing the auction.

         Many charities and other institutions such as hospitals and alumni organizations run live and silent auctions in conjunction with their fundraisers, such as benefit dinners, banquets, dances and award functions. The products and services that are auctioned come from individuals and businesses that are donated to support the charity's fund raising activities. We offer to conduct auctions for many of the items donated to the charity on our website. The auctions are conducted in the same manner as our commercial auctions. This enables the charity to reach a larger pool of potential bidders beyond those attending its event. In promoting its own fund-raising event, the charity also promotes its auction on the IBID website, which hopefully will generate additional traffic to the website. Local media such as radio stations, newspapers, and TV stations, which donate time to promote the charity's event, are encouraged to mention the charity auction on the IBID website. Additionally, all bidders that enter the Charitable Organization area of auctions on the auction website will be automatically redirected to the local area main page of retail auctions once they have reviewed and/or bid on the charitable auctions.

         We believe that our charity auctions create awareness and support for our regular auctions from both clients and consumers. We have developed relationships and marketing initiatives with several charity organizations and plan to expand such relationships with other national and local nonprofit organizations.

ANIMATION CARTOON ART PROGRAM

         Our auction content inventory consists of cel art of nine original cartoon series from Columbia Studios, including She-Ra, Back to the Future, Original Ghostbusters, Star Wars E-Woks, He-Man, Shelly Duval Bedtime Stories, Beethoven, Flash Gordon and Brave Starr. This cel art is used as promotional material in conjunction with our charity program. The purpose of acquiring the cel art is to have an item of perceived value that can be used as an inducement for charitable organizations to participate in our auctions.

         The IBID program encourages each charity to ask their corporate sponsors and contributors to purchase from 50 to 100 original cartoon cel art production units for $75.00 to $150.00 per cel. The supporters will then be asked to donate back to the charitable organization their cel art, which will then be auctioned on the website with all proceeds going to the charity in the form of a donation. Although each original production cartoon art cel is carried on our books at the lower of cost or market ($50.00), each generally auctions for between $150.00 and $300.00.

TECHNOLOGY

         We utilize custom software that makes extensive use of relational database technology to implement its online auction site. The system is deployed on a network of Windows NT and UNIX servers. We have also developed multiple proprietary internal support systems to facilitate bidding, support customer service and manage site content with minimum human intervention. Credit card transactions are automatically verified and cleared through PaymentNet.

SECURITY

         Our computer network architecture employs commercial firewall software that has been designed to protect the system from unauthorized access. Electronic transactions between Web browsers and the online store and between the store and the credit card processor are encrypted and transmitted with Secure Socket Layer, or SSL, to ensure the security of customer information. Sensitive information is encrypted in the database and stored on a secure sub-network with controlled access from both internal and external sources.

         A critical issue for the success of online commerce is maintaining the integrity of information, particularly the security of information such as credit card numbers. We believe that our security system currently in place is satisfactory to protect us against reasonable risks.

         To deter the theft of credit card numbers residing in its system, IBID had secure fire walls installed in its computer hardware, and all credit card numbers are encrypted in its system until they are required to use them - firewalls are designed to protect the system against hacker break-ins. Moreover, anyone who successfully breaks into the system will find nothing but encrypted codes that would be extremely difficult to decipher.

INTELLECTUAL PROPERTY

         We rely on a combination of copyright and trademark laws, trade secret protections, and confidentiality and non-disclosure agreements, as well as other contractual provisions to establish and protect our proprietary rights and intellectual property. We currently have a patent pending on our business systems. Our patent was filed on January 11, 2000. Our patent pending encompasses the system we use to process auctions. However, we do not believe that our success is dependent upon proprietary technology since there are numerous auction sites operating on the Internet and there is little barrier to entry for the establishment of an Internet auction site.

COMPETITION

         Although we are not aware of any other Internet auction site which provides auctions of promotional offers from local merchants similar to those conducted by our subsidiary, the Internet is characterized by ease of entry and there can be no assurance that competitors will not seek to copy the business model or introduce enhancements. We also compete against a wide variety of other media available for advertising and sales promotion activities, including newspapers, magazines, penny savers, direct mail, radio, television, handouts, a merchant's own Internet site, other forms of Internet advertising such as banner ads and broadcast e-mail. We compete for the attention of Internet users against the content of all other sites available on the Internet, particularly the many other online auction sites, including E-bay's consumer-to-consumer auction items, other uses of their leisure time as well as promotional offers made by merchants using the other media listed above. We also compete for the services of sales representatives who have the skills to present the features of the company's business model to potential business advertisers in order to obtain a continuous supply of promotional offers for auction on the IBID website.

REGULATION

         Although the Internet has grown rapidly without a substantial amount of governmental regulation, there can be no assurance that this will continue to be the case. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations will be adopted with respect to the Internet. Those most likely to cover our business activities relate to privacy, taxation and information security. The offering of discounts and promotions by our business clients may be subject to various trade regulations to which all businesses are subject. In addition, numerous states, including the State of Florida where our business is currently located, have regulations regarding the manner in which auctions are conducted and the liability of auctioneers in conducting such auctions. It is unclear whether these regulations govern the Internet auctions.

         We believe that applicable regulation is dependent on the location of the auction item. As all of our current auction items are located in Florida, we must comply with Florida auction regulations. The material Florida regulations are codified in Title XXXII, Chapter 468, and require that auctioneers be licensed and supervised by a Board of Auctioneers. Our auctioneer is licensed and in compliance with applicable Florida law.

         If and when we expand our auctions to items located in other states, we will comply with other state-specific regulations on a state-by-state basis. There are no federal regulations that materially affect our business.

ITEM 2. DESCRIPTION OF PROPERTIES

         Our executive offices are located at 760 E. McNab Road, Pompano Beach, Florida 33060. The 7,500 square feet of office space is leased on a month to month basis at a rent of $7,124 per month. This space is adequate to maintain our current and future operations.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any litigation and management has no knowledge of any threatening or pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 18, 2002, we held a special meeting of our shareholders. At this meeting and through the solicitation of proxies, shareholders voted to effect a 50 to 1 reverse stock split of all outstanding common stock. The reverse stock split was approved by 89.5% of the 29,999,950 outstanding shares of Care Concepts I. 26,855,993 shares of the 29,999,950 total shares outstanding as of the record date were voted in favor of the reverse split, while 20,464 were voted against. 600,000 shares were issued and outstanding after the 50-1 reverse stock split effective October 24, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         Our common stock is traded on the OTC Bulletin Board, under the symbol CCON. On October 18, 2002, we effectuated a 50 to 1 reverse stock split. The closing price of our common stock on March 18, 2003, as reported on the OTC Bulletin Board was $8.00. Our common stock is thinly traded. The following is the range of high and low closing prices on a pre-reverse split basis (excluding the period at October 1, 2002 through December 31, 2002, which reflects the reverse split) for our common stock for the periods indicated:

   Period                                                                                High          Low
         January 1, 2001-March 31, 2001.........................................         $.04         $ .02
         April 1, 2001-June 30, 2001............................................         $.03         $ .02
         July 1, 2001-September 30, 2001........................................         $.03         $ .02
         October 1, 2001-December 31, 2001......................................         $.03         $ .03
         January 1, 2002-March 31, 2002.........................................         $.03         $ .03
         April 1, 2002-June 30, 2002............................................         $.01         $ .03
         July 1, 2002-September 30, 2002........................................         $.03         $ .03
         October 1, 2002 - December 31, 2002....................................        $6.00         $1.50

         As of March 21, 2003 there were approximately 391 holders of record of our common stock. We estimate that there are approximately 500 shareholders of our common stock.

         Holders of our common stock are entitled to cash dividends when, as may be declared by the board of directors. We do not intend to pay any dividends in the foreseeable future and investors should not rely on an investment in us if they require dividend income. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our board of directors and will be based upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. There can be no assurance that cash dividends of any kind will ever be paid.

Recent Sale of Unregistered Securities

         The following securities were issued by the Company during the period covered by this report:

         On November 12, 2002, pursuant to a special meeting of the Company's shareholders, the Company effectuated a reverse split of 1:50. The balance of common shares outstanding at December 31, 2002 was 15,192,425, and reflects the issuance of common shares in conjunction with the merger, for compensation, warrant conversion, consulting agreements and for conversion of a note payable.

         Effective November 26, 2002, pursuant to an agreement and plan of merger, the Company issued an aggregate of 12,080,867 shares of its common stock to the 97 common stockholders of IBID and an aggregate of 68,553 shares of 3 series of preferred stock to 9 preferred stockholders of IBID. Of the 102 total shareholders of IBID that exchanged their shares, 87 were accredited investors. The remaining shareholders represented that they had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in the Company. The issuance of the shares pursuant to the merger was exempt from registration under Section 4(2) of the Securities Act. The IBID shareholders had access to information about the Company and had the opportunity to ask questions about the Company. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

         On November 26, 2002, the Company issued an aggregate of 154,097 shares of its common stock to five consultants pursuant to business services consulting agreements. The shares were valued at par. These consultants were former affiliates of the Company and were all accredited investors. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. The consultants had access to information about the Company and had the opportunity to ask questions about the Company. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

         On November 26, 2002, the Company issued an aggregate of 2,242,194 shares of its common stock pursuant to the conversion of all of its outstanding series A preferred stock by the Series A preferred stockholders. The series A preferred shares were initially issued pursuant to the merger with IBID. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. These shares were issued to 5 individuals, all of whom were accredited investors. The IBID shareholders had access to information about the Company and had the opportunity to ask questions about the Company. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

         In December, 2002, the Company issued 115,267 shares of its common stock pursuant to a conversion of a note payable. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. The shareholder is an accredited investor and had access to information about the Company and had the opportunity to ask questions about the Company. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

         The following securities were issued by IBID during the period covered by this report:

         On February 15, 2002, IBID issued 1,702 shares, 2,474 shares, and 87 shares of its preferred stock as payment of dividends for its Series A, Series B and Series C Preferred Stock, respectively. The shareholders are accredited investors and the issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholders had access to information about IBID and had the opportunity to ask questions about IBID. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

         On February 15, 2002, IBID issued 1,013,335 shares of its common stock for par to warrant holders who had acquired warrants by contract to market IBID's services in 96 metropolitan areas. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholders had access to information about IBID and had the opportunity to ask questions about IBID. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

         On June 5, 2002, IBID shareholders voted to reverse split the common stock 1:4 decreasing the common shares outstanding by 29,708,751 shares, from 39,611,668 to 9,902,917.

         On July 15, 2002, IBID issued 1,000,650 shares of its common stock for par to warrant holders who had acquired warrants by contract to market the Company's services in 96 metropolitan areas. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholders had access to information about IBID and had the opportunity to ask questions about IBID. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

         All but 12 of the warrant holders in the February 15 and July 15 transactions were accredited investors.

         On October 3, 2002, IBID shareholders voted to reverse split the stock 1:2 decreasing the number of common shares outstanding by 5,451,784, from 10,903,567 to 5,451,784.

         In October, 2002, IBID issued 1,500,000 shares of its common stock as compensation. The shares were valued at par. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholder had access to information about IBID and had the opportunity to ask questions about IBID. The certificate evidencing the shares issued contains a legend restricting their transferability absent registration or an applicable exemption.

         In October, 2002, IBID issued 2,500,000 shares of its common stock pursuant to a business consulting agreement. The shares were valued at par. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholder had access to information about IBID and had the opportunity to ask questions about IBID. The certificate evidencing the shares issued contains a legend restricting their transferability absent registration or an applicable exemption.

         In October, 2002, IBID issued 1,100,000 shares of its common stock pursuant to a business consulting agreement. The shares were valued at par. The issuance was exempt from registration under Section 4(2) of the Securities Act. The consultant had access to information about IBID and had the opportunity to ask questions about IBID. The certificate evidencing the shares issued contains a legend restricting their transferability absent registration or an applicable exemption.

EQUITY COMPENSATION PLANS

1992 Stock Incentive Plan
-------------------------

         On November 20, 1992, the Board of Directors adopted and on November 30, 1992, the Company's stockholders approved the 1992 Stock Incentive Plan (the "Stock Incentive Plan"), which authorized the issuance of up to 125,000 shares of common stock pursuant to incentive stock options, nonqualified stock options and restricted stock awards to be granted to officers and other eligible employees of the Company for up to ten years after November 30, 1992. No options were ever granted, and the plan terminated November 30, 2002. The Company currently has no Stock Option Plan in place to compensate officers and other employees.

1992 Director Option Plan
-------------------------

         On November 20, 1992, the Board of Directors adopted and on November 30, 1992, the Company's stockholders approved the Company's 1992 Director Option Plan (the "Director Option Plan"). Under the terms of the Director Option Plan, directors of the Company who were not officers or employees of the Company were to receive nonqualified options to purchase 250 shares of the common stock of the Company each year. A total of 6,000 shares of common stock could have been issued under the Director Option Plan, subject to adjustments for stock dividends, stock splits, or other relevant capitalization changes as provided in such plan. The plan was terminated at November 30, 2002. The Company currently has no Stock Option Plan in place to compensate directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB. Management's discussion and analysis reflects the historical operations of IBID, as the Company has been accounted for as the successor to IBID.

Forward-Looking Statements

         This Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations, estimates, forecasts, projections and assumptions that are subject to risks and uncertainties. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual future results may differ materially and adversely from what those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The Company's Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Balance Sheets and the Consolidated Statements of Operations, as well as the related disclosure of contingent assets and liabilities. Management believes that the following are the most critical areas in the application of its accounting policies that may affect its financial condition and results of operations.

AUCTION CONTENT INVENTORY

         Inventory is carried on the books at the lower of costs or market, utilizing the first in first out method (FIFO). The Company does not warehouse auction content inventory, other than animation cell art. Auction content is distributed as a redeemable certificate presented by the auction winner to the retailer. On March 8, 2001 the Company acquired 80,000 pieces of animation cell art at $50.00 per piece complete with the certificate of authenticity and Universal Studio seal. These cell art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website. The inventory at December 31, 2002 was $3,856,450.

STOCK OPTION PLANS

         In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123,' which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002.


         The status of the Company's Stock Option Plans is fully discussed in
Item 5 above.

INCOME TAXES

         The Company employs Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carry-forwards, and tax credit carry-forwards existing at the date of the financial statements.

         As of December 31, 2002, the Company had a consolidated net operating loss carry-forward of approximately $6,979,800, which will expire in the years 2004 through 2021.The Company has not yet determined that this carry-forward loss is available to the merged entities. The Company has not recognized any benefit of such net operating loss carry-forward. For a more expansive explanation, please see the accompanying consolidated statements and notes.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         Auction and related revenues increased $46,852, or 138%, in 2002 when compared to 2001. Auction sales at December 31, 2002 were $171,396 compared to $124,544 at December 31, 2001. This increase was principally due to continued market acceptance in the metro Orlando and the South Florida markets in which we currently operate.

          The Company has in place 96 marketing agreements to help facilitate the auction concept in key metropolitan areas nationwide. We do not intend to sell additional marketing agreements. Total for sales in the year ending December 31, 2002 was $775,311, compared to $272,492 in the year ending December 31, 2001, an increase of $502,819 or 285%.

         Selling, General and Administrative Expenses increased $357,369, to $664,700, or 216% in 2002 when compared to $307,331 in 2001. This increase was principally due to additional costs in marketing and promotion of our business, including our charity partnerships and pre-planning for our expansion into the Las Vegas market. For the year ended December 31, 2002 expenses included approximately $ 70,000 for the Los Vegas market and approximately $ 55,000 for participating in charity events and promoting auctions affiliated with our charity partners.

          Management expense increased $32,033, or 113% in 2002, from $237,467 in 2001 to $269,500 in 2002. This increase was primarily due to the addition of key people, including new supervisors for marketing and sales to promote our services in existing areas and in Las Vegas, the area we are now developing.

Liquidity and Capital Resources

         For the year ending December 31, 2002, the Company posted a net income of $12,562, compared to a loss of $(282,065) in 2001, a change of $294,627.
Basic and diluted net income (loss) per Common Share for 2002 was nil as compared to 2001, which was $0.01.

         Net cash provided in operating activities was $93,057 in the year ended December 31, 2002. Net cash used for the year ended December 31, 2001 was $116,425. This was a net change of $231,096.

         Net cash used by investing activities was $938 during 2002, compared to net cash used of $10,530 in 2001, and was primarily due in both years to the purchase of fixed assets.

         Net cash provided by financing activities was $387 during 2002, compared to net cash provided of $156,493 in 2001, a change of $156,106. This was primarily the result of the proceeds from stockholder advances of $90,664 in 2002 and $37,293 in 2001; payments to stockholders of $120,833 in 2002, with no payments made to stockholders in 2001; notespayableproceeds of $20,000 in 2002 and $100,000 in 2001; payment on notes payable of $104,044 in 2002, with no payment of notes payable in 2001; and the proceeds of the issuance of common stock of $114,600 in 2002 and $19,200 in 2001. The Company chose to raise working capital through borrowing in 2001 and relied on operating cash flows supplemented by borrowings to meet its financing requirements in 2002.

         As of December 31, 2002, the Company's net increase in cash and cash equivalents rose $92,506 to $122,044 from $29,538 in 2001.

         The Company currently believes that operating cash flows, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements through 2003. Such operating needs and capital requirements include short-term commitments, and our expansion into Las Vegas. Expansion beyond the Las Vegas market is contingent on the current auction markets generating adequate cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the financial statements commencing on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 15, 2003, the Company dismissed Angell &Deering (A&D) as the principal accountants to audit its financial statements. The dismissal was approved by the Company's board of directors. The reports of A&D on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein A&D expressed substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 2003, the Company engaged the accounting firm of William J. Hadaway as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

Part III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

         The directors and executive officers of the Company, appointed to serve the Company following the merger, are as follows:

         Name                       Age           Position
         ----                       ---           --------
         Steve Markley              56           Chief Executive Officer,
                                                 Principal Financial Officer,
                                                 Secretary, Director
         Gary Spaniak Jr.           37           President, Director
         Steve Robinson             53           Director
         Dr. George Kachmarik       49           Director
         Robert Dolan               80           Director

         STEVE MARKLEY. Since February 15, 2001, Mr. Markley has served as Chief Executive Officer and Director of IBID, and since August 2002 he has served as Principal Financial Officer and Secretary for IBID. From 1997 through January 2001, Mr. Markley served as President and CEO of Value Dining Incorporated, a franchise restaurant company in Southeast Florida doing business as Golden Corral Buffet and Grill.

         GARY SPANIAK JR. Since February 15, 2001, Mr. Spaniak has served as President and as Director of IBID. From 1998 until his position with IBID, Mr. Spaniak was the Director of Site Acquisitions for Retail Site Development, Inc., a commercial real estate acquisition company that negotiates build-to-suit locations for retail establishments across the U.S. From 1997 until 1998, Mr. Spaniak was a marketing consultant in Florida for AutoNation USA, an automobile sales franchise company.

         STEVEN ROBINSON. Since February 2001, Mr. Robinson has served as a Director of IBID. In February 2003 he established Lifestyle Vacation Incentives, a travel consulting business, for which he is President and CEO. From January 1998 until February 2003, he was the President and CEO of WorldChem, a chemical manufacturing and marketing company. From October 1996 to January 1998 he served as Executive Vice President and was a co-founder of American Access Technologies, Inc., a public company that manufactures zone cabling enclosures for fiber optic, wireless and data networks systems.

         DR. GEORGE KACHMARIK. Since December 2002, Dr. Kachmarik served as a Director of the Company. Dr. Kachmarik currently is the President and Founder of Renaissance Healthcare Group, a healthcare organization that provides private psychiatric services to individuals with severe mental illness in Orlando, Florida. He also serves as the Clinical Director, and was a founder of Pasadena Villa, a private psychiatric facility owned by Renaissance and as Vice President and Founder of Renaissance Health Foundation, a non-profit charity that provides mental health treatment for financially needy individuals. Dr. Kachmarik is a Captain in the United States Navy Reserve in which he serves as the Navy's liaison between the military and civilian emergency officials regarding preparations for and responses to natural and manmade disasters, including Homeland Defense and consequence response to terrorism and attacks with weapons of mass destruction. From January 1995 until June 2001, Dr. Kachmarik was a psychotherapist for La Amistad Behavioral Health Care Center, where his many responsibilities included Program Director and Director of Patient Services.

         ROBERT DOLIN. Since December 2002, Mr. Dolin has served as a Director of the Company. Mr. Dolin founded Telcoa, Inc. in 1963 and has served as its CEO and as a director since it began trading as a public company 20 years ago. Telcoa has owned a venture capital company, a pay telephone company, a marketing development company and an alarm system company. Mr. Dolin has served as a director for numerous public companies over his long career.

COMPLIANCE WITH SECTION  16(A) OF THE EXCHANGE ACT

         Based solely on its review of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 2002, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

COMMITTEES OF THE BOARD OF DIRECTORS

         Subsequent to the November 26, 2002 merger of the Company and IBID, the Board of Directors of the Company established an Audit Committee, a Compensation Committee and a Nominating Committee.

         The Audit Committee, comprised of independent directors Steve Robinson, Robert Dolin, and Dr. George Kachmarik, is directly responsible for appointment, compensation and oversight of the independent auditor, including resolving any disagreements between the auditor and management. The auditor reports directly to the committee, which has met twice since inception to adopt its by-laws and to establish procedures to receive and address complaints concerning accounting and auditing matters, including procedures for employees' anonymous submission of issues regarding these matters.

         The Audit Committee is composed solely of three unaffiliated, independent directors who accept no consulting or other fees from the company.

         The Compensation Committee is composed entirely of the Company's three independent directors, who are responsible for setting the CEO's salary and who will approve salaries for other executives based on the CEO's recommendation after consulting with the Committee. The Compensation Committee intends to meet on an as-needed basis. The committee did not formally meet in 2002.

         The Nominating Committee is composed entirely of the Company's three independent directors, who will approve Board nominations in the future on as as-needed basis. The Nominating Committee did not formally meet in 2002.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years and to any officer who earned $100,000 or more per year.

------------------------- --------------- ------------------ --------------------- ----------------
Name and Position               Year      Total Income       Other Annual Bonus    Other Annual
                                                                                   Compensation
------------------------- --------------- ------------------ --------------------- ----------------
Steven Markley                   2001          $7,583                -0-              $1362(1)
CEO
------------------------- --------------- ------------------ --------------------- ----------------
Steven Markley                  2002             -0-                 -0-                 -0-
CEO
------------------------- --------------- ------------------ --------------------- ----------------

         (1) Includes 300,000 shares of common stock of IBID issued to Mr. Markley in lieu of wages, valued at par. These shares were exchanged for 1,362,500 shares of common stock of the Company under the terms of the merger agreement between the Company and IBID.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

The following information sets forth the individual grants of stock options and freestanding SARs to our Chief Executive Officer in the last fiscal year.

------------------- -------------------------- -----------------------------
     Name              Number of Securities          Percent of Total         Exercise    Expiration
                      Underlying Options/SARs     Options/SARs Granted to      Price         Date
                            Granted               Employees in Fiscal Year
 ------------------- -------------------------- ----------------------------------------------------------
 Steve Markley, CEO           -0-                           -0-
------------------- -------------------------- ------------------------------------------------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
OPTIONS/SAR VALUES

The following table sets forth the number of stock options and freestanding SARs exercised by our Chief Executive Officer in the above table during the last completed fiscal year.

-------------------------------------------------------------------------------------------------------
Name                Shares Acquired    Value       Number of Unexercised        Value of Unexercised
                     On Exercise      Realized     Securities Underlying           In-The-Money
                                                   Options/SARs AT FY-End       Options/SARs at FY-End
------------------- ----------------- ---------- ------------------------------ -----------------------
Steve Markley, CEO          -0-         -0-                -0-                            -0-
------------------- ----------------- ---------- ------------------------------ -----------------------

DIRECTOR COMPENSATION

         Directors are not paid for meetings attended at our corporate headquarters nor for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the Company.

EMPLOYMENT AGREEMENTS

         The Company to date has not entered into any Employment Agreements with its executive officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our common stock, based upon 15,194,424 shares outstanding, at March 18, 2002 by: the only persons who own of record or are known to own, beneficially, more than 5% of the company's common stock; each director and executive officer of the company; and all directors and officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days after the date of this report. Except as otherwise specifically set forth herein, the following tables give no effect to the conversion of our preferred shares.

         NAME AND ADDRESS                        NUMBER OF SHARES       PERCENT

         Steve Markley, Director and
         Chief Executive Officer                    1,362,500              9.0%
         934 N. University Dr. #202
         Coral Springs, FL 33071

         Gary Spaniak Jr., Director and             2,003,667             13.2%
         President
         934 N. University Dr. #202
         Coral Springs, FL 33071

         Steven Robinson, Director                    625,000              4.1%
         1401 Horizon Ct.
         Orlando, FL 32809

         Dr. George Kachmarik, Director                11,000               .1%
         6526 Saint Partin Place
         Orlando, FL  32812-3509

         Robert Dolin, Director                        62,500               .4%
         281 S. Hollybrook Dr.
         Pembroke Pines, FL 33025

         Officers and Directors as a Group          4,064,657            26.75%
         (Five persons)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 2001 there were stock subscriptions receivable due from stockholders of $4,199. The amount due to stockholders at December 31, 2001 and December 31, 2002 was $37,293 and $7,124. These amounts represented advances from shareholders and corporate expenses paid personally by stockholders.

         The Company also has a commercial lease with the mother of the president of the Company on a monthly basis with a rent payment of $7,500 per month.

         On February 15, 2001 IBID purchased fixed assets and software from iBidUsa.com, Inc., an Internet auction company, that included one individual who owned more than 10% of iBidUsa.com common stock and currently owns less than 5 % of the Company common stock. The asset purchase agreement transaction was for a current market price of $1,900,000 in exchange for 19,000 shares of IBID Series A Convertible Preferred Stock. The Series A Shares were subsequently converted into 2,242,194 shares of the Company's common stock.

ITEM 13: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K

         a.) Exhibits:

         3.1 Certificate of Incorporation (Incorporated by reference to Form SB-2 filed February 14, 1993.)

         3.2 Amended and Restated Certificate of Incorporation (Incorporated by reference to Form 10-KSB filed March 26, 2001.)

         3.3 Amended and Restated By-Laws (Incorporated by Reference to Form 10-KSB filed March 26, 2001.)

         3.4 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Form SB-2, filed December 15, 2002.)

         3.5 Correction to Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Form SB-2, filed December 15, 2002)

         3.6 Designations of Preferred Stock (Incorporated by reference to Form SB-2, filed December 15, 2002.)

         8.1 Agreement and Plan of Merger (Incorporated by reference to Form 8-K filed November 19, 2002.)

         16.1 Letter from former Auditor (Incorporated by reference to Form 8-K/A filed January 21, 2003.)

         21 Subsidiaries

         99.1 Certification of Steven Markley, Principal Executive Officer and Principal Accounting Officer of Care Concepts I, Inc.

         b.) Reports on Form 8-K

         On November 19, 2002, the Company filed a Form 8-K current report to disclose that on November 12, 2002 the Company, IBID and certain shareholders of the Company entered into an agreement and plan of merger in which a wholly-owned subsidiary of the Company would merge into IBID.

         On December 17, 2002, the Company filed a current report on Form 8-K/A, as amended, to disclose that effective November 26, 2002, the Company, IBID and certain shareholders of the Company entered into an agreement and plan of merger. The Form 8-K/A included financial information as required pursuant to Rule 3-05 of Regulation S-X.

         On January 17, 2003, the Company filed a current report on Form 8-K to disclose that on January 15, 2003 the Company dismissed Angell & Deering as its independent accountants. The dismissal of the accountants was approved by the Company's Board of Directors. The current report also disclosed the engagement of William J. Hadaway, P.A., as the Company's new independent accountant to audit the Company's financial statements for the fiscal year ending December 31, 2002.

         On January 21, 2003, the Company filed a Form 8-K/A current report, as amended, to revise the previous Form 8-K announcing the Company's dismissal of Angell & Deering and engagement of William J. Hadaway, P.A. Also on January 21, 2003, the Company filed a Form 8-K/A, as amended, to further revise the previous Form 8-K/A current report disclosing the Company's change of independent accountants.

         On January 22, 2003, the Company filed a Form 8-K/A current report, as amended, to provide further disclosure in connection with the Company's change in independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CARE CONCEPTS I, INC.

                                                  By /s/ Steven Markley
                                                  ---------------------------
                                                  Principal Executive Officer

                                                  Date: March 28, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                     Title                               Date

/s/ Steven Markley            Principal Executive Officer,        March 28, 2003
------------------------      Secretary/Treasurer, Principal
Steven Markley                Financial Officer, Director


/s/ Gary Spaniak Jr.          President, Director                 March 28, 2003
------------------------
Gary Spaniak Jr.

/s/ Steve Robinson            Director                            March 28, 2003
------------------------
Steve Robinson
/s/ Dr. George Kachmarik      Director                            March 28, 2003
------------------------
Dr. George Kachmarik
/s/ Robert Dolan              Director                            March 28, 2003
------------------------
Robert Dolan

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the accompanying Annual Report of Care Concepts I, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Steve Markley, Principal Executive Officer and Principal Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.       I have reviewed this Annual Report;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared.

         b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c. presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee fo Registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in the Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:  /s/ Steve Markley
                                               ------------------------------
                                                   Steve Markley
                                               Principal Executive Officer and
                                               Principal Financial Officer

                                               March 28, 2003

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Care Concepts I, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Care Concepts I, Inc., a Delaware Corporation, and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects consolidated, the financial position of Care Concepts I, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.


/s/ William J. Hadaway, C.P.A.
------------------------------
William J. Hadaway, C.P.A.


Winter Park, Florida
March 20, 2003


                         Member in American Institute of
         Certified Public Accountants Division for SEC Practice Section

                              CARE CONCEPTS I, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                         ASSETS
                         ------
Current Assets:
   Cash and cash equivalents                                  $    122,044
   Accounts receivable                                             157,500
   Credit cards receivable                                           3,311
                                                              ------------

      Total Current Assets                                         282,855

Property & equipment-net                                         1,648,058
Patent costs                                                        12,500
Due from stockholders                                                   --
Auction content inventory                                        3,856,450
                                                              ------------

         Total Assets                                         $  5,799,863
                                                              ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
   Accounts payable                                           $     12,485
   Due to stockholders                                               7,124
   Notes payable                                                    15,956
                                                              ------------

      Total Current Liabilities                                     35,565
                                                              ------------

Deferred Income                                                         --
                                                              ------------

Stockholders' Equity:
   Common stock of $.001 par value.  Authorized 30,000,000          15,192
      shares; issued and outstanding 15,192,425
   Preferred B of $.00001 par value.  Authorized 1,000,000              --
      shares; issued and outstanding 1,139
   Preferred C of $.00001 par value.  Authorized 1,000,000              --
      shares; issued and outstanding 45,000
   Paid-in-capital                                               6,018,609
   Deficit in retained earnings                                   (269,503)
                                                              ------------

      Total Stockholders' Equity                                 5,764,298
                                                              ------------

         Total Liabilities & Stockholders' Equity             $  5,799,863
                                                              ============

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                             2002             2001
                                                             ----             ----
Net Sales:
   Sales auctions                                       $    171,396     $    124,544
   Marketing agreement sales                                 583,081          133,000
   Franchise sales                                            13,203            5,008
   Sales: other                                                7,631            9,940
                                                        ------------     ------------

     Total Sales                                             775,311          272,492
                                                        ------------     ------------

Cost and Expenses:
   Cost of goods sold                                             --               --
   Selling, general and administrative                       664,700          307,331
   Management fees                                           269,500          237,467
                                                        ------------     ------------

     Total Costs and Expenses                                934,200          544,798
                                                        ------------     ------------

     Loss Before Other Income (Expense)                     (158,889)        (272,306)
                                                        ------------     ------------

Other Income (Expense):
   Auction content sales                                     180,600               --
   Interest Expense                                           (9,149)          (9,759)
                                                        ------------     ------------

      Total Other Income (Expense)                           171,451           (9,759)
                                                        ------------     ------------

       Net Income (Loss)                                $     12,562     $   (282,065)
                                                        ============     ============

Basic and Diluted Net Income (Loss) Per Common Share             Nil     $      (0.01)
                                                        ============     ============

Weighted Average Common Shares Outstanding                10,254,603       45,253,469

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                                     2002            2001
                                                                     ----            ----
Cash Flows from Operating Activities:
      Net Income (Loss)                                          $    12,562     $  (282,065)
      Adjustments to reconcile net income (loss) to net
         cash provided (used) in operating activities:
           Depreciation                                               16,079           7,692
           Amortization                                              121,140         105,998
           Common stock issued for services                               --           7,638
      Changes in operating assets and liabilities:
      (Increase) decrease in:
          Accounts receivable                                       (157,500)             --
          Credit cards receivable                                     (2,073)         (1,238)
          Due from stockholders                                        4,199          (4,199)
          Auction content inventory                                  143,550              --
       Increase (decrease) in:
          Accounts payable                                            (3,930)         16,417
          Advance franchise fee                                      (20,000)         20,000
          Accrued interest                                            (7,767)          7,767
          Deferred income                                            (13,203)         13,203
                                                                 -----------     -----------

             Net cash provided (used) in operating activities         93,057        (116,425)
                                                                 -----------     -----------

  Cash Flows from Investing Activities:
       Purchase of fixed assets                                         (938)        (10,530)
                                                                 -----------     -----------

             Net cash (used) in investing activities                    (938)        (10,530)
                                                                 -----------     -----------

  Cash Flows from Financing Activities:
          Proceeds from stockholder advances                          90,664          37,293
          Payments to stockholders                                  (120,833)             --
          Notes payable proceeds                                      20,000         100,000
          Payments on notes payable                                 (104,044)             --
          Proceeds from issuance of common stock                     114,600          19,200
                                                                 -----------     -----------

             Net cash provided (used) by financing activities            387         156,493
                                                                 -----------     -----------

  Net  Increase in Cash and Cash Equivalents                          92,506          29,538

  Cash and Cash Equivalents, Beginning                                29,538              --
                                                                 -----------     -----------

  Cash and Cash Equivalents, Ending                              $   122,044     $    29,538
                                                                 ===========     ===========

  Non-Cash Operating, Investing and Financing Activities:

          Preferred stock issued for the following:
             Acquisition of patent                                               $    12,500
             Acquisition of promotional inventory                                  4,000,000
             Purchase of fixed assets and software                                 1,887,500
                                                                                 -----------
                                                                                 $ 5,900,000
                                                                                 ===========

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2001 AND 2002

                                                                Series A             Series B              Series C
                                                             Preferred Stock       Preferred Stock      Preferred Stock
                                                             ---------------       ---------------      ---------------
                                                            Shares     Amount     Shares      Amount   Shares    Amount
                                                            ------     ------     ------      ------   ------    ------
IBID America, Inc From Inception

   Issuance of stock:
      Common stock for cash
      Preferred, Series A for purchase of assets
         from related party                                 19,000        --
      Preferred, Series B
         for purchase of promotional inventory of cell art                        40,000        --
      Preferred, Series C for notes payable proceeds                                                    1,000        --
      Common stock for extension of
         maturity dates on notes payable

   Stock dividends:
      Series A Dividend                                      1,720        --
      Series B Dividend                                                            2,646        --
      Series C Dividend                                                                                    61        --

  Net Loss
                                                       ---------------------------------------------------------------------

Balance December 31, 2001                                   20,720        --      42,646        --      1,061        --

   Stock dividends:
      Series A Dividend                                      1,702
      Series B Dividend                                                            2,354
      Series C Dividend                                                                                    78

Canceled Common Stock

Converted Warrants February 15, 2002

Reverse Split Common Stock 1:4 June 5, 2002

[RESTUBBED]
                                                                   Common Stock                      Deficit in
                                                                   ------------          Paid-in      Retained
                                                                 Shares     Amount       Capital      Earnings     Total
                                                                 ------     ------       -------      --------     -----
IBID America, Inc From Inception

   Issuance of stock:
      Common stock for cash                                    45,165,000    45,165      (25,965)          --       19,200
      Preferred, Series A for purchase of assets
         from related party                                                            1,900,000                 1,900,000
      Preferred, Series B
         for purchase of promotional inventory of cell art                             4,000,000                 4,000,000
      Preferred, Series C for notes payable proceeds
      Common stock for extension of
         maturity dates on notes payable                          100,000       100         (100)

   Stock dividends:
      Series A Dividend
      Series B Dividend
      Series C Dividend

  Net Loss                                                                                           (282,065)    (282,065)
                                                       --------------------------------------------------------------------

Balance December 31, 2001                                      45,265,000    45,265    5,873,935     (282,065)   5,637,135

   Stock dividends:
      Series A Dividend
      Series B Dividend
      Series C Dividend

Canceled Common Stock                                          (6,666,667)   (6,666)       6,000                      (666)

Converted Warrants February 15, 2002                            1,013,335     1,013       (1,013)

Reverse Split Common Stock 1:4 June 5, 2002                   (29,708,751)  (29,709)      29,709

                              CARE CONCEPTS I, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2001 AND 2002

                                                                Series A             Series B              Series C
                                                             Preferred Stock       Preferred Stock      Preferred Stock
                                                             ---------------       ---------------      ---------------
                                                            Shares     Amount     Shares      Amount   Shares    Amount
                                                            ------     ------     ------      ------   ------    ------
Converted Warrants July 15, 2002

Reverse Split Common Stock 1:2 October 3, 2002

Issued Stock for compensation

Consulting Agreement

Investment Banking

Converted WarrantsOctober 25, 2002

Balance November 27, 2002 prior
                                                       ---------------------------------------------------------------------

  to Merger with Care Concepts I, Inc.                      22,422                45,000                1,139

 Reverse Acquisition of Care Concepts I, Inc.
   By Ibid America, Inc.

Issued Stock for Consulting agreement

Converted Preferred "A" to Common Stock

Converted Note to Common Stock                             (22,422)

Net Income
                                                       ---------------------------------------------------------------------

Balance December 31, 2002                                        -     $  --      45,000   $    --      1,139    $   --
                                                       =====================================================================
[RESTUBBED]


                                                               Common Stock                      Deficit in
                                                               ------------          Paid-in      Retained
                                                             Shares     Amount       Capital      Earnings     Total
                                                             ------     ------       -------      --------     -----
Converted Warrants July 15, 2002                            1,000,650     1,001       (1,001)

Reverse Split Common Stock 1:2 October 3, 2002             (5,451,784)   (5,452)       5,452

Issued Stock for compensation                               1,500,000     1,500       (1,500)

Consulting Agreement                                        2,500,000     2,500       (2,500)

Investment Banking                                          1,100,000     1,100       (1,100)

Converted WarrantsOctober 25, 2002                          1,529,043     1,529       (1,529)

Balance November 27, 2002 prior
                                                       ---------------------------------------------------------------

  to Merger with Care Concepts I, Inc.                     12,080,826    12,081    5,906,453     (282,065)   5,636,469

 Reverse Acquisition of Care Concepts I, Inc.
   By Ibid America, Inc.                                      600,040       600         (600)

Issued Stock for Consulting agreement                         154,097       154         (154)

Converted Preferred "A" to Common Stock                     2,242,194     2,242       (2,242)

Converted Note to Common Stock                                115,267       115      115,152                   115,267

Net Income                                                                                         12,562       12,562
                                                       ---------------------------------------------------------------


Balance December 31, 2002                                  15,192,424    15,192    6,018,609     (269,503)   5,764,298
                                                       ===============================================================

                       CARE CONCEPT I INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

Care Concepts, Inc. (the "Company") is authorized under its Articles of Incorporation to issue and have outstanding at any one time 30,000,000 shares of common stock, par value $.001 per share.

The Company was formed in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. In June 1989, the Company acquired Care Concepts, Inc., a Colorado corporation that was formed in 1984 ("Care Concepts Colorado"). In the acquisition, the Company purchased all of the outstanding shares of Care Concepts Colorado, and operated Care Concepts Colorado as its wholly-owned subsidiary. Contemporaneously with this transaction, the Company changed its name to Care Concepts, Inc. Care Concepts Colorado was merged into the Company in January 1992.In November 1992, the Company changed its state of incorporation to Delaware through a change in domicile merger.

         In November 2002, the Company changed its name to Care Concepts I, Inc. ("Care" or the "Company"). The Company and its principal shareholders subsequently consummated a reverse merger with iBid America, Inc. ("IBID"), a Florida corporation, whereby IBID merged with a wholly-owned subsidiary of Care. IBD was organized under the laws of the State of Florida in February 2001. In a reverse acquisition, since IBID is considered to be the acquirer, its financial statements are subsequently reported as the financial statements of Care Concepts I, Inc. Each of the three series of preferred stock of IBID was converted into an equivalent number and on the same terms and conditions of a series of preferred stock of Care.

On February 15, 2001 IBID was authorized by the Board of Directors to issue three series of preferred stock as follows:

Preferred Stock Series A
     1. Amount authorized: $2,000,000
     2. Dividend: Ten (10%) Percent- Dividend may be paid in cash or in stock 3.
     Term: Five (5) years 4. Conversion Rate: 80% of market trade for previous 10 days trading with floor of $1.00 per share.
     5. Dilution: This series of Preferred Stock may not be diluted by adjustments up or down of underlying common stock unless and until converted into common stock.

On October 23, 2002 the designation and preferences of this series of stock was changed as follows:

The stock would be converted at $1.00 per share and all accruals of dividends would be stopped.

On November 27, 2002 the series were converted into 2,242,194 shares of common stock

Preferred Stock Series B
     1. Amount authorized: $100,000
     2. Dividend: Eight (8%) Percent- Dividend may be paid in cash or in stock
     3. Term: Five (5) years 4. Conversion Rate: 80% of market trade for previous 10 days trading with floor of $1.00 per share and a ceiling of $2.00 per share.
     5. Dilution: This series of Preferred Stock may not be diluted by adjustments up or down of underlying common stock unless and until converted into common stock.

                       CARE CONCEPT I INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

Preferred Stock Series C
     1. Amount authorized: $4,000,000
     2. Dividend: Eight (8%) Percent- Dividend may be paid in cash or in stock
     3. Term: Five (5) years 4. Conversion Rate: 80% of market trade for previous 10 days trading with floor of $1.00 per share.
     5. Dilution: This series of Preferred Stock may not be diluted by adjustments up or down of underlying common stock unless and until converted into common stock.

On September 9, 2002 the designation and preferences of this series of stock was changed as follows:

All accruals of dividends stopped, maximum shares authorized were limited to 45,000 shares, and maximum shares of common stock this series would convert into 1,000,000 shares of common stock.

The par value of all the preferred series is $.00001 and at December 31, 2002 the shares issued were 1139 for Series B and 45,000 for Series C. Series A was converted to 2,242,194 common shares in November 2002. Upon amendment of the Delaware Articles for these designations, the terms and conditions of IBID Series B became Care Series C, and the terms and conditions of IBID Series C became Care Series B.

BUSINESS

The Company's concept, through its subsidiary IBID, is a network of metropolitan auction web sites powered by dynamic database programming. The concept capitalizes on the popularity of Internet auctions and the potential of Internet commerce, and creates a new alternative marketing avenue for businesses taking a fresh approach to Internet auctions.

Ibid National, Inc., a wholly owned subsidiary of the Company, provides the expansion vehicle of the network auctions through the sale of marketing agreements on a nationwide basis.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated. The statements for the periods are based on the purchase accounting method. These consolidated statements reflect only the post-transaction operations of Ibid America, Inc. the accounting acquirer, as is normally the case with a business combination.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with maturities of three months or less to be cash equivalents.

                       CARE CONCEPT I INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

PROPERTY AND EQUIPMENT

Property, plant and equipment are recorded at cost and depreciated, using the straight-line method over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated on a straight-line basis over the remaining useful lives of the assets.

PATENT

The Company has capitalized certain incremental costs incurred related to acquiring patents on the Company's auction methods. The United States government has not yet approved the patent, but the Company will adopt the accounting provisions under the Statements of Financial Accounting Standards SFAS No.121 and 142.

REVENUE RECOGNITION

The Company co-partners with businesses for auction items to be listed on its internet site. Revenue from these auctions is recognized at the time the auction is completed. The Company does not generally grant return privileges to customers.

Marketing agreements were sold by the Company granting the Purchaser an exclusive license to receive 1.5% of all auction income in said area. The Company retains title and ownership of the area. The Company does not provide any additional services after the signing of the agreement. Therefore revenue is recognized immediately.

The Company had sold Franchises in 2001, which granted territorial licenses for a period of ten (10) years. The Company discontinued franchise sales in 2002 and repurchased all outstanding franchises.

PRODUCT DEVELOPMENT COSTS

Costs in connection with the development of the Company's services are comprised of design, production, consulting and other related software fees. These costs are charged to expense as incurred. Additionally, in-house personnel completed all our programming changes and updates.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred.

                       CARE CONCEPT I INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


STOCKHOLDERS' EQUITY

1992 Stock Incentive Plan
-------------------------

On November 20, 1992, the Board of Directors adopted and on November 30, 1992, the Company's stockholders approved the 1992 Stock Incentive Plan (the "Stock Incentive Plan"), which authorized the issuance of up to 125,000 shares of common stock pursuant to incentive stock options, nonqualified stock options and restricted stock awards to be granted to officers and other eligible employees of the Company for up to ten years after November 30, 1992. No options were ever granted, and the plan terminated November 30, 2002. The Company currently has no Stock Option Plan in place to compensate officers and other employees.

1992 Director Option Plan
-------------------------

On November 20, 1992, the Board of Directors adopted and on November 30, 1992, the Company's stockholders approved the Company's 1992 Director Option Plan (the "Director Option Plan"). Under the terms of the Director Option Plan, directors of the Company who were not officers or employees of the Company were to receive nonqualified options to purchase 250 shares of the common stock of the Company each year. A total of 6,000 shares of common stock could have been issued under the Director Option Plan, subject to adjustments for stock dividends, stock splits, or other relevant capitalization changes as provided in such plan. The plan was terminated at November 30, 2002. The Company currently has no Stock Option Plan in place to compensate directors.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carry-forwards, and tax credit carry-forwards existing at the date of the financial statements.

A temporary difference is a difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the asset is recovered or the liability is settled. Deferred taxes represent the future tax return consequences of these differences.

As of December 31, 2002, the Company had a consolidated net operating loss carryfoward of approximately $6,979,800, which will expire in the years 2004 through 2021 The Company has not yet determined that this carryfoward loss is available to the merged entities. The Company has not recognized any benefit of such net operating loss carryfoward in the accompanying consolidated statements in accordance with the provisions of SFAS No. 109 as the realization of this deferred tax benefit is not considered more likely then not. A 100% valuation allowance has been recognized to offset the entire net deferred tax asset.

                       CARE CONCEPT I INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002



RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.
141. "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No.141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company adopted these statements on January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No. 142. The Company adopted SFAS No. 144 on January 1, 2002.

The adoption of these pronouncements is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 2.  PROPERTY AND EQUIPMENT

                                         Estimated Useful
                                          Lives (years)
                                         ----------------
         Office furniture and equipment        5-7              $ 81,845
         Auction software                       15             1,817,124
                                                               ---------

                                                               1,898,969
         Less accumulated depreciation
           & amortization                                        250,911
                                                               ---------
                                                              $1,648,058

Depreciation expense for the years ended December 31, 2002 and 2001 was $16,079 and $7,692. Amortization expense for December 31, 2002 was $121,140 and for December 31, 2001 was $105,998.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                       CARE CONCEPT I INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


NOTE 3.  AUCTION CONTENT INVENTORY

The inventory is stated at lower of cost or market using the first in, first out
(FIFO) method of valuation. These cell art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website.

The inventory at December 31, 2002 was $3,856,450.

The cost of insuring these cells was not financially feasible. The Company has created a secure designated area in Pompano Beach to store the inventory. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

NOTE 4.  NOTES PAYABLE

Notes payable consisted of the following at December 31, 2002:

                Date                Amount       Interest        Original
              of Loan               of Loan        Rate          Maturity

         September 1, 2001         $ 15,956         5%       September 1, 2002

The above note maturity date was extended to September 1, 2003.

NOTE 5.  WARRANTS

The Company had outstanding 481,610 warrants to purchase common stock at par ..0001 at the beginning of year 2002. Each warrant converts to one (1) share of common stock. During the year additionally warrants were issued at par in conjunction with the sale of the marketing agreements. All warrants were converted to common stock and none were outstanding at December 31, 2002.


NOTE 6.  RELATED PARTY TRANSACTIONS

The Company had several related party transactions during the year. At December 31, 2002 there was a payable due to stockholders of $7,124. These amounts represented advances from shareholders and corporate expenses paid personally by them.

The Company also has a commercial lease with the mother of the president of the Company on a monthly basis with a rent payment of $7,500 per month.

NOTE 7.  NET INCOME OR (LOSS) PER COMMON SHARE

The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

                       CARE CONCEPT I INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


The basic and diluted net loss per common share was computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 10,254,603 and 45,253,469 for the years ended December 31, 2002 and 2001, respectively.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, accounts receivable, credit cards receivable, accounts payable, notes payable, accrued interest and advance. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.