Form 10QSB
period 2003-03-31
CARE CONCEPTS INC
filed 2003-05-15
CIK 842927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

                         COMMISSION FILE NUMBER: 0-20958

                              CARE CONCEPTS I, INC.
             (Exact Name of Registrant as Specified in its Charter)


                      DELAWARE                             86-0519152
           (State or Other Jurisdiction of                (IRS Employer
           Incorporation or Organization)              Identification No.)

         760 E. MCNAB ROAD, POMPANO BEACH, FLORIDA 33060 (954) 786-2510
                    (Address of principal executive offices)


                                 (954) 786-2510
               (Registrant's Telephone Number, including Area Code


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   TITLE                   SHARES OUTSTANDING AS OF MAY 10, 2003
                   -----                   -------------------------------------
      Common Stock, $0.001 par value                       15,192,425
--------------------------------------------------------------------------------

                              CARE CONCEPTS I, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                Table of Contents

                                                                                                     PAGE
                                        PART I. FINANCIAL INFORMATION

Item 1    Financial Statements
          Consolidated Statements of Earnings                                                         2
          Consolidated Balance Sheets                                                                 3
          Consolidated Statements of Cash Flows                                                       4
          Notes to Consolidated Financial Statements                                                  5
Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations       6

Item 3    Disclosure Controls and Procedure                                                          11
                                         PART II. OTHER INFORMATION
Item 1    Legal Proceedings                                                                          12
Item 6    Exhibits and Reports on Form 8-K                                                           12
          Signatures                                                                                 13


                         PART I -- FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                    Care Concepts I, Inc.
                  Consolidated Balance Sheet

                                                               March 31,      December 31,
                                                                  2003            2002
                                                                  ----            ----
                                                             (Unaudited)

                      ASSETS

Current Assets:
   Cash and cash equivalents                                  $     5,285     $   122,044
   Accounts receivable                                            122,000         157,500
   Credit cards receivable                                          5,474           3,311
                                                              -----------     -----------

      Total Current Assets                                        132,759         282,855

Property & equipment-net                                        1,614,593       1,648,058
Patent costs                                                       12,500          12,500
Auction content inventory                                       3,856,450       3,856,450
                                                              -----------     -----------

         Total Assets                                         $ 5,616,302     $ 5,799,863
                                                              ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                           $    20,631     $    12,485
   Due to stockholders                                              4,124           7,124
   Notes payable                                                   14,140          15,956
                                                              -----------     -----------

      Total Current Liabilities                                    38,895          35,565
                                                              -----------     -----------

Stockholders' Equity:
   Common stock of $.001 par value.  Authorized 30,000,000         15,192          15,192
      shares; issued and outstanding 15,192,425
   Preferred B of $.00001 par value.  Authorized 1,000,000             --              --
      shares; issued and outstanding 1,139
   Preferred C of $.00001 par value.  Authorized 1,000,000             --              --
      shares; issued and outstanding 45,000
   Paid-in-capital                                              6,018,609       6,018,609
   Deficit in retained earnings                                  (456,394)       (269,503)
                                                              -----------     -----------

      Total Stockholders' Equity                                5,577,407       5,764,298
                                                              -----------     -----------

         Total Liabilities & Stockholders' Equity             $ 5,616,302     $ 5,799,863
                                                              ===========     ===========

          See accompanying notes to consolidated financial statements

                              Care Concepts I, Inc.
                      Consolidated Statements of Operations

                                    Unaudited


                                                     Three Months Ended  Three Months Ended
                                                        March 31,2003      March 31, 2002
                                                        -------------      --------------


Net Sales:
   Sales auctions                                       $     65,371        $     17,730
   Marketing agreement sales                                      --             216,892
   Franchise sales                                                --                 341
   Sales:other                                                    --               7,712
                                                                            ------------

     Total Sales                                              65,371             242,675
                                                        ------------        ------------

Cost and Expenses:
   Selling, general and administrative                       232,577             145,409
   Management expenses                                        19,500             104,500
                                                        ------------        ------------

     Total Costs and Expenses                                252,077             249,909
                                                        ------------        ------------

     Loss Before Other Income (Expense)                     (186,706)             (7,234)
                                                        ------------        ------------

Other Income (Expense):
   Interest Expense                                             (184)             (2,500)
                                                        ------------        ------------

      Total Other Income (Expense)                              (184)             (2,500)
                                                        ------------        ------------

       Net Income (Loss)                                $   (186,890)       $     (9,734)
                                                        ============        ============

Basic and Diluted Net Income (Loss) Per Common Share    $      (0.01)                nil
                                                        ============        ============


Weighted Average Common Shares Outstanding                15,192,425           9,776,250

          See accompanying notes to consolidated financial statements

                     Care Concepts I, Inc.
             Consolidated Statements of Cash Flows

                           Unaudited


                                                            Three Months Ended Three Months Ended
                                                              March 31, 2003     March 31, 2002
                                                              --------------     --------------

Cash Flows from Operating Activities:
      Net Income (Loss)                                          $(186,890)        $  (9,734)
      Adjustments to reconcile net income (loss) to net
         cash provided (used) in operating activities:
           Depreciation                                              4,043             3,996
           Amortization                                             30,285            30,285
           Common stock issued for services
      Changes in operating assets and liabilities:
      (Increase) decrease in:
          Accounts receivable                                       35,500                --
          Credit cards receivable                                   (2,163)             (541)
          Due from stockholders                                         --               666
       Increase (decrease) in:
          Accounts payable                                           8,145           (12,630)
          Advance franchise fee                                         --            (1,000)
          Accrued interest                                              --             2,500
          Deferred income                                               --              (342)
                                                                 ---------         ---------

             Net cash provided (used) in operating activities     (111,080)           13,200
                                                                 ---------         ---------

  Cash Flows from Investing Activities:
       Purchase of fixed assets                                        863                --
                                                                 ---------         ---------

             Net cash (used) in investing activities                  (863)               --
                                                                 ---------         ---------

  Cash Flows from Financing Activities:
          Proceeds from stockholder advances                         5,000                --
          Payments to stockholders                                  (8,000)          (16,137)
          Notes payable proceeds                                       184                --
          Payments on notes payable                                 (2,000)               --
          Cancellation of common stock                                  --              (667)
                                                                 ---------         ---------

             Net cash (used) by financing activities                (4,816)          (16,804)
                                                                 ---------         ---------

  Net  Decrease in Cash and Cash Equivalents                      (116,759)           (3,604)

  Cash and Cash Equivalents, Beginning                             122,044            29,538
                                                                 ---------         ---------

  Cash and Cash Equivalents, Ending                              $   5,285         $  25,934
                                                                 =========         =========

  Non-Cash Operating, Investing and Financing Activities:



          See accompanying notes to consolidated financial statements

                     CARE CONCEPTS I, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE QUARTERS ENDED MARCH 31, 2003 AND MARCH 31, 2002 UNAUDITED

NOTE 1. BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the year ended December 31, 2002 of Care Concepts I Inc. In the opinion of management, the financial statements presented herein include all adjustments ( which are solely of a normal recurring nature necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE  2. AUCTION CONTENT INVENTORY

The inventory is stated at lower of cost or market using the first in, first out
(FIFO) method of valuation. These cell art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website.

The inventory at March 31, 2003 remained unchanged from the inventory at December 31, 2002, which was $3,856,450.

The cost of insuring these cells was not financially feasible. The Company has created a secure designated area in Pompano Beach to store the inventory. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

NOTE 3. NET LOSS PER COMMON SHARE

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:


                                   Three Months ended     Three Months ended
COMPUTATION OF NET LOSS PER          March 31, 2003         March 31, 2002
COMMON SHARE

Net Loss                          $         186,890       $         9,734
                                  =================       ===============

Total Weighted Average Number
of Common Shares and Equivalents         15,192,425             9,776,250
                                  =================       ===============

Net Loss per Common Share         $           (0.01)      $           nil
                                  =================       ===============

NOTE 4:  STOCK-BASED COMPENSATION
The Company does not currently have a stock option plan in place under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. A stock option plan was in place from 1992 until 2002, although no options were granted under it. In the future, stock options may be granted with exercise prices at or above the fair market value on the date of grant. Options will vest and expire according to terms established at the grant date. The Company has issued stock for consulting services before the Company's stock was publicly traded, and hence had little or no market value.

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the grant price for future stock-based compensation will equal or exceed the market price on the date of grant for options issued by the Company, no compensation expense will be recognized for stock options issued to employees.

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company elected to adopt at the time of its merger on November 26, 2002. Care will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated expansion of CARE's subsidiary, IBID, into additional U.S. markets, planned capital expenditures, and expected cash requirements and other trends in or expectations regarding CARE's operations and financial results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, successful execution of internal performance and expansion plans, the effect of a slowing United States economy, the effect of other risks detailed in CARE's other filings with the Securities and Exchange Commission.

GENERAL

Care Concepts I, Inc. through its wholly owned subsidiary iBid America, Inc. is an online marketing, advertising and sales promotion company which combines the long established sales promotion techniques of discount coupons and promotional offers with the more recent development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by businesses. These businesses are local commercial establishments seeking to promote their business, introduce new products and services, generate consumer awareness, develop new customers and reward old customers with the ultimate goal of developing additional consumer visits to their establishments.

In exchange for promoting and marketing these businesses on our website and through community functions such as charity events, we retain the auction revenue generated by the online consumer auctions. Participating businesses pay for exposure by honoring the gift certificates won our site. Winning bidders maintain credit cards on file with us, which are automatically charged once they win an auction. If the auction won is to benefit one of the numerous charities with which we work, all proceeds except credit card processing fees are then donated to the charity.

The IBID auction site is localized to specific geographic areas. Currently we run live auctions in Central Florida, South Florida and the Las Vegas area. We are developing the greater Cincinnati market. The businesses utilizing IBID advertising and marketing services are generally local and national business establishments seeking to generate customer visits to their physical place of business rather than the sale of products by mail order, phone or Internet.

OUR HISTORY

 We are a Delaware corporation. We were originally established in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. In November 1992, we changed our state of incorporation to Delaware. On November 26, 2002, a wholly owned subsidiary of our company merged with and into iBid America, Inc., a Florida corporation. Pursuant to the terms of the merger, IBID shareholders received an aggregate of 12,080,867 shares of our common stock and 68,553 shares of our convertible preferred stock and we received a 100% wholly-owned interest in IBID. Subsequent to our merger, the holders of a newly issued class of preferred stock converted their shares into 2,242,194 shares of our common stock.

OUR BUSINESS MODEL

We currently provide a marketing and advertising medium for Central and South Florida and Las Vegas area businesses through direct interaction with our clients. The online auction site makes available an opportunity for individuals and retail customers to purchase products and services starting at 30% of retail price by using the Internet auction website. The winners of the auction will redeem the purchased gift certificate at the businesses physical location. In exchange for the gift certificates that the business clients provide IBID for auction, they gain exposure to potential customers interested in their products and services through the online auction process whether or not such persons actually bid on or win the auctions.

IBID's business model included entering into non-exclusive marketing agreements on a nationwide basis through IBID's wholly-owned subsidiary, iBid National, Inc. We have marketing agreements in all of the major metropolitan markets IBID targeted, which are in place to assist in the development of new markets. We have agreements in 96 metropolitan areas, at an average of $7,615 per agreement, with the price depending on factors such as the population density and residents' per capita income. We are active in South Florida and in Central Florida, and have begun penetrating the Las Vegas and greater Cincinnati markets, none of which are being operated under marketing agreements. We intend to expand our business in the future into areas in which we have agreements in place.

We believe that we provide an efficient, economical and innovative marketing, advertising and sales promotion medium to clients for the following reasons:

         * LIMITED EXPENSE - The business clients pay for the advertising and sales promotion services provided to them through our online auctions by giving gift certificates to us in lieu of cash payment, which is usually required by other advertising media. Although the clients receive advertising and sales promotion benefits from every visitor who looks at its auction offering, only one person actually wins the gift certificate, so that the economic cost to the business is limited. We receive compensation from the money paid by the winning bidder for the auction.

         * COMMUNITY AFFINITY - To foster strong community affinity for the site, IBID has regionalized its auctions, beginning in the Central and South Florida markets. A consumer or bidder in Orlando can find offers from local restaurants and businesses in their area. A family planning a visit to Orlando can bid on a hotel package at a significant discount and even if they do not win the auction, they are introduced to a local hotel, which would be pleased to accommodate them with a discount coupon. IBID also encourages communication between its bidders (customers) and the Company, by offering easy access to email for questions and suggestions. A periodic newsletter is distributed by e-mail to every visitor who registers as a bidder with news and information about IBID and its business auctions. Also, every bidder, whether the winner of an auction or not, is rewarded with coupons that can be downloaded, printed, and used to further cement the values found in IBID's auctions.

RESULTS OF OPERATIONS FOR THE 3 MONTH PERIODS ENDED MARCH 31, 2002 AND 2003

REVENUES

The Company has in place 96 marketing agreements to help facilitate the auction concept in key metropolitan areas nationwide. We do not intend to sell additional marketing agreements.

Total revenue for sales in the three months ending March 31, 2003 was $65,371, compared to $242,675 in the three months ending March 31, 2002, a decrease of $177,304. The decrease was due to the sales of marketing agreements, totaling $216,892 for the quarter ended March 31, 2002. We did not sell any marketing agreements during the first quarter of 2003. Auction sales increased by $47,641 from $17,730 for the quarter ended March 31, 2002 to $65,371 for the same quarter in 2003. This was principally due to continued market acceptance in Central and South Florida, the two established markets in which we currently operate.

COSTS AND EXPENSES

Selling, General and Administrative expenses increased by $87,168 to $232,577 for the three months ended March 31, 2003 as compared to $145,409 for the three months ended March 31, 2002. This increase is due to the addition of key personnel and the expansion of our auction concept from our Florida base into the Las Vegas and Cincinnati area markets. We also incurred management expenses of $19,500 in the first quarter of 2003, compared to $104,500 for the comparable quarter, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net loss for the quarter ended March 31, 2003 was $186,890 compared to a net loss of $9,734 for the quarter ended March 31, 2002. Basic and diluted net loss per common share was $0.01 for the quarter ended March 31, 2003 and nil for the quarter ended March 31, 2002.

Our current Central and South Florida and Las Vegas markets were opened internally because we focused on finalizing our methodology for operations before expanding into markets with third party agreements. Pursuant to our expansion, the Company's operating activities utilized cash of $111,080 during the three months ended March 31, 2003 as compared to net cash provided of $13,200 during the three months ended March 31, 2002.

Net cash used by investing activities for the purchase of fixed assets was $863 for the three months ended March 31, 2003 and $0 for the same three-month period in 2002.

Net cash used by financing activities was $4,816 for the three months ended March 31, 2003, compared to net cash used by financing activities of $16,804 for the three months ended March 31, 2002. The Company received $5,000 in proceeds from stockholder advances for the first quarter of 2003, compared to $0 proceeds in the same quarter of 2002. The Company made payments to stockholders of $8,000 in the first quarter of 2003 compared to payments of $16,137 in the first quarter of 2002. Notes payable proceeds totaled $184 in the first quarter of 2003, and $0 in the first quarter of 2002, with payments made on notes payable of $2,000 in the first quarter of 2003, and $0 in the first quarter of 2002. Net cash used in the cancellation of common stock was $0 in the first quarter of 2003 and $667 in the first quarter of 2002.

As of March 31, 2003, the Company's net decrease in cash and cash equivalents was $116,759, beginning with $122,044 and ending with $5,285, compared to a net decrease of $3,604 in the first quarter of 2002, from $29,538 to $25,934.

We do no anticipate any third party financing in 2003, as we believe the auction markets will stabilize and generate capital to expand into each new market. We will need approximately $1,000,000 for operations in fiscal year 2003, assuming that we open 7 to 10 new markets through December 2003. Each new market costs approximately $70,000 to open and stabilize to break-even status. Expansion into each market is predicated on revenue being generated by the current markets to fund future markets.

The terms upon which such borrowed capital will be available to us, if at all, may dilute the ownership of existing shareholders or adversely affect their positions. If current markets are not generating revenue beyond break-even status, enabling us to expand into the next market, or if we are unable to raise additional capital through borrowing, we may need to suspend our plans for expansion, which would materially adversely affect us.


ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

      Within 90 days prior to the date of the filing of this quarterly report on Form 10-QSB, the Company's Board of Directors carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to Care Concepts I, Inc., including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in internal controls.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      EXHIBIT NO.  DESCRIPTION
      -----------  -----------

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

      On January 17, 2003, the Company filed a report on Form 8-K to disclose that on January 15, 2003 the Company dismissed Angell & Deering as its independent accountants. The dismissal of the accountants was approved by the Company's Board of Directors. The current report also disclosed the engagement of William J. Hadaway, P.A., as the Company's new independent accountant to audit the Company's financial statements for the fiscal year ending December 31, 2002.

      January 21, 2003, the Company filed a Form 8-K/A, as amended, to further revise the previous Form 8-K/A current report disclosing the Company's change of independent accountants. On January 22, 2003, the Company filed a Form 8-K/A current report, as amended, to provide further disclosure in connection with the Company's change in independent accountants.

      On April 10, 2003, the Company filed a Form 8-K current report under Regulation FD Disclosure that it had issued a press release setting forth Care's 2002 consolidated earnings including its wholly-owned subsidiary, iBid America, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     CARE CONCEPTS I, INC.

                     By:      /s/ Steve Markley
                              ---------------------
                              Steve Markley
                              Chief executive officer and principal financial officer

                              Signing on behalf of the registrant and as principal financial officer

May 15, 2003

                                  CERTIFICATION

I, Steve Markley, chief executive officer of Care Concepts I, Inc. (the "Registrant") hereby certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of the Registrant;

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

Dated: May 15, 2003

                                               /s/ Steve Markley
                                               ------------------------
                                               Steve Markley
                                               Chief executive officer and
                                               principal financial officer