Form 10KSB/A
period 2002-12-31
CARE CONCEPTS I INC  /FL/
filed 2003-06-11
CIK 842927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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

                                 (954) 786-2510
                (Issuer's telephone number, including area code)

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

Our History


         We are a Delaware corporation. We were originally established in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. In November 1992, we changed our state of incorporation to Delaware. In November 2002, the Company changed its name to Care Concepts I, Inc.. The Company and its principal shareholders subsequently consummated a reverse merger with iBid America, Inc. ("IBID"), a Florida corporation, whereby IBID merged with a wholly-owned subsidiary of Care. In a reverse acquisition, since IBID is considered to be the acquirer, its financial statements are subsequently reported as the financial statements of Care. Each of the common shares of IBID was converted into an equivalent number of common share of Care. Each of the three series of preferred stock of IBID was converted into an equivalent number and on the same terms and conditions of a series of preferred stock of Care.


         IBID shareholders received an aggregate of 12,080,867 shares of our common stock and 68,553 shares of our convertible preferred stock and we received a 100% wholly-owned interest in IBID. In connection with our merger, the holders of the newly issued classes of preferred stock converted their shares into 2,242,194 shares of our common stock. IBID was organized on February 2, 2001.

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

OUR WEBSITE

         The website home page (www.ibidusa.com) contains a site directory and direct links to the South Florida and to the Central Florida auction offerings. A geographic navigation section leads to a page for each area of the United States; this anticipates future growth of the auction areas beyond the two geographical areas currently covered. There is a large central area on the home page, which features six different auctions every day.

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

ACQUISITION OF PRODUCTS AND SERVICES FOR AUCTION

         We require advertising clients to commit to a one-year contract, which provides us with products and services for our regular auctions. The advertiser commits to a retail dollar amount in merchandise or services per week for 52 weeks. When a contract is signed, we create the auction and advertising for the advertiser, including the development of sales banners and links to the advertisers' websites. Part of the contract between the advertising client and IBID is a requirement that all business clients donate an additional 2 weeks of auction products or services to be used in conjunction with our charity program. The advertising client will receive additional exposure and marketing awareness when the items are actually auctioned or used for the benefit of a charity (explained below).

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

         An essential element to the ultimate success of the business model is the availability of sufficient products and service items provided by its business clients to attract bidders and potential bidders to our online auction site. We believe that our "no cash required" advertising program can be compelling to clients and potential business advertisers. However, it generally requires a well-prepared presentation and good salesmanship to acquire new clients for the site.


         MARKETING AGREEMENTS

         IBID recognizes the need for key sales people to successfully implement the business plan. Sharing the IBID story, and explaining to client the benefits of using our services are critical to our success. We believe seeking and partnering with people in the metropolitan areas we have targeted is the most advantageous avenue to market our services. We have entered into non-exclusive marketing agreements in 96 key metropolitan areas. Although we are currently active in metro Orlando, South Florida, and Las Vegas, none of these areas is subject to a marketing agreement. We chose to open the initial markets internally to finalize our methodology for market development and streamline our operations. As we expand into additional areas subject to our marketing agreements, our marketing partners, already members of their communities, will apply our methodology for market development for these areas through presentations to clients, by hiring other sales people who work for the marketer and represent us, by participating in charity events, and by functioning as company representatives and ambassadors toward prospective bidders and clients. Our marketing partners paid an average of $7,615 per agreement, with the price depending on factors such as the population density and residents' per capita income. We intend to work closely with our marketing partners to set goals and objectives tailored to each territory. For instance, each marketing partner will be responsible for providing a minimum of 12 charitable organizations that will participate in charity auctions on our site. In return, marketing partners contract for specific territories, and are paid a 1 1/2% override on all auctions sold in that territory, including single businesses domiciled in the territory and national accounts, such as a restaurant chain that may have outlets in several territories, and which would be managed at the corporate level. We retain ownership of the marketing area, and may manage the area using our employees. However, any business to consumer auctions in a marketing partner's area, whether secured by the partner, who is an independent contractor, or by our employee, will generate the override to the marketing partner. Although we do not restrict our marketing partners to exclusively representing our company, we do forbid them to sell competing services offered in an auction or Internet venue. All of our marketing agreements expire on December 31, 2006. We do not intend to enter into additional marketing agreements in the future, but will expand our business by developing those areas in which we already have marketing agreements in place. Training as needed is paid for by the marketing partner, therefore revenue is recognized immediately.

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

         Many charities and other institutions such as hospitals and alumni organizations run live and silent auctions in conjunction with their fundraisers, such as benefit dinners, banquets, dances and award functions. The products and services that are auctioned come from individuals and businesses that are donated to support the charity's fund raising activities. We offer to conduct auctions for many of the items donated to the charity on its website. The auctions are conducted in the same manner as our commercial auctions. This enables the charity to reach a larger pool of potential bidders beyond those attending its event. In promoting its own fund-raising event, the charity also promotes its auction on the IBID website, which hopefully will generate additional traffic to the website. Local media such as radio stations, newspapers, and TV stations, which donate time to promote the charity's event, are encouraged to mention the charity auction on the IBID website. Additionally, all bidders that enter the Charitable Organization area of auctions on the auction website will be automatically redirected to the local area main page of retail auctions once they have reviewed and/or bid on the charitable auctions.

         We believe that our charity auctions create awareness and support for our regular auctions from both clients consumers. We have developed relationships and marketing initiatives with several charity organizations and plan to expand such relationships with other national and local nonprofit organizations.

ANIMATION CARTOON ART PROGRAM

         Our auction content inventory consists of cel art of nine original cartoon series from Columbia Studios, including She-Ra, Back to the Future, Original Ghostbusters, Star Wars E-Woks, He-Man, Shelly Duval Bedtime Stories, Beethoven, Flash Gordon and Brave Starr. This cel art is used as promotional material in conjunction with our charity program. The purpose of acquiring the cel art is to have an item of perceived value that can be used as an inducement for charitable organizations to participate in our auctions. Our goal is to build traffic to the website and to bring more bidders to our www.ibidusa.com Internet auctions from the large number of individuals that are associated with charitable organizations.

         The IBID program encourages each charity to ask their corporate sponsors and contributors to purchase from 50 to 100 original cartoon cel art production units for $75.00 to $150.00 per cel. The supporters will then be asked to donate back to the charitable organization their cel art, which will then be auctioned on the website with all proceeds going to the charity in the form of a donation. Although each original production cartoon art cel is carried on our books at the lower of cost or market ($50.00), each generally auctions for between $150.00 and $300.00 creating a tax deduction for the market value amount.

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


RESEARCH AND DEVELOPMENT

         The Company has not spent any capital on research and development during the past two years.


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

REGULATION

         Although the Internet has grown rapidly without a substantial amount of governmental regulation other than that to which every business organization is generally subject, there can be no assurance that this will continue to be the case. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations will be adopted with respect to the Internet. Those most likely to cover our business activities relate to privacy, taxation and information security. The offering of discounts and promotions by our business clients may be subject to various trade regulations to which all businesses are subject. In addition, numerous states, including the State of Florida where our business is currently located, have regulations regarding the manner in which auctions are conducted and the liability of auctioneers in conducting such auctions. It is unclear whether these regulations govern the Internet auctions.

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

EMPLOYEES

         At March 28, 2003, we had 14 full time employees, including: 2 in marketing and customer service; 6 in sales; 2 in information technologies; 2 in administrative positions; and 2 in management. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.


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

         PERIOD                                                    HIGH     LOW
         ------                                                    ----     ---

         January 1, 2001-March 31, 2001.......................     $.04    $.02
         April 1, 2001-June 30, 2001..........................     $.03    $.02
         July 1, 2001-September 30, 2001......................     $.03    $.02
         October 1, 2001-December 31, 2001....................     $.03    $.03
         January 1, 2002-March 31, 2002.......................     $.03    $.03
         April 1, 2002-June 30, 2002..........................     $.01    $.03
         July 1, 2002-September 30, 2002......................     $.03    $.03
         October 1, 2002 - December 31, 2002..................    $6.00   $1.50

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

         The following securities were issued by IBID during the period covered by this report:


         From November 2001 through October 2002 IBID issued an aggregate of 3,543,028 warrants to purchase shares of our common stock, exercisable at $0.001 to 96 individuals in connection with the sale of marketing agreements. Of the 96 individuals, all but 84 were accredited investors and 12 were sophisticated investors who represented that they had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholders had access to information about IBID and had the opportunity to ask questions about IBID. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

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


         On February 15, 2002, IBID issued 1,013,335 shares of its common stock for par to 24 warrant holders who had acquired 1,013,335 warrants by contract to market IBID's services in some of the 96 metropolitan areas in November 2001 and periodically until the exercise date. The exercise price was the par value of the stock. Of the 24 warrant holders, all of whom are individuals, 18 were accredited investors. The 6 individuals that were not accredited represented that they were sophisticated investors and had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment .The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholders had access to information about IBID and had the opportunity to ask questions about IBID. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.


         On June 5, 2002, IBID shareholders voted to reverse split the common stock 1:4 decreasing the common shares outstanding by 29,708,751shares, from 39,611,668 to 9,902,917.


         On July 15, 2002, IBID issued 1,000,650 shares of its common stock for par to 26 warrant holders who had acquired 1,000,650 warrants by contract to market the Company's services in some of the 96 metropolitan areas in November 2001 and periodically until the exercise date. The exercise price was the par value of the stock. All of the 26 warrant holders, who are individuals, were accredited investors. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholders had access to information about IBID and had the opportunity to ask questions about IBID. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.


         On October 3, 2002, IBID shareholders voted to reverse split the stock 1:2 decreasing the number of common shares outstanding by 5,451,784, from 10,903,567 to 5,451,784.


         On October 24, 2002, IBID issued 1,529,043 shares of its common stock for par to 46 warrant holders who had acquired 1,529,043 warrants by contract to market the Company's services in some of the 96 metropolitan areas in November 2001 and periodically until the exercise date. The exercise price was the par value of the stock. Of the 46 warrant holders, all of whom are individuals, 40 were accredited investors. The 6 individuals that were not accredited represented that they were sophisticated investors and had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment .The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholders had access to information about IBID and had the opportunity to ask questions about IBID. The certificates evidencing the shares issued contain a legend restricting their transferability absent registration or an applicable exemption.

         In October, 2002, IBID issued 1,500,000 shares of its common stock as compensation. The shares had a fair value of $20,000. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholder was accredited and had access to information about IBID and had the opportunity to ask questions about IBID. The certificate evidencing the shares issued contains a legend restricting their transferability absent registration or an applicable exemption.

         In October, 2002, IBID issued 2,500,000 shares of its common stock pursuant to a business consulting agreement. The shares had a fair value of $33,000. The issuance was exempt from registration under Section 4(2) of the Securities Act. The shareholder is accredited and had access to information about IBID and had the opportunity to ask questions about IBID. The certificate evidencing the shares issued contains a legend restricting their transferability absent registration or an applicable exemption.

         In October, 2002, IBID issued 1,100,000 shares of its common stock pursuant to a business consulting agreement. The shares had a fair value of $15,000. The issuance was exempt from registration under Section 4(2) of the Securities Act. The consultant is accredited and had access to information about IBID and had the opportunity to ask questions about IBID. The certificate evidencing the shares issued contains a legend restricting their transferability absent registration or an applicable exemption.


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

AUCTION CONTENT INVENTORY

         Inventory is carried on the books at the lower of costs or market, utilizing the first in first out method (FIFO). The Company does not warehouse auction content inventory, other than animation cel art. Auction content is distributed as a redeemable certificate presented by the auction winner to the retailer. On March 8, 2001 the Company acquired 80,000 pieces of animation cell art at $50.00 per piece complete with the certificate of authenticity and Universal Studio seal. These cel art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website. The inventory at December 31, 2002 was $3,856,450.

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


         Our marketing partners paid an average of $7,615 per agreement, with the price depending on factors such as the population density and residents' per capita income Training as needed is paid for by the marketing partner, therefore revenue was recognized immediately.


         Selling, General and Administrative Expenses increased $357,369, to $664,700, or 216% in 2002 when compared to $307,331 in 2001. This increase was principally due to additional costs in marketing and promotion of our business, including our charity partnerships and pre-planning for our expansion into the Las Vegas market consisting of approximately $ 70,000 for opening and stabilizing a new market and approximately $ 55,000 for participating in charity events and promoting auctions affiliated with our charity partners.

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

         Net cash provided by financing activities was $387 during 2002, compared to net cash provided of $156,493 in 2001, a change of $156,106. This was primarily the result of the proceeds from stockholder advances of $90,664 in 2002 and $37,293 in 2001; payments to stockholders of $120,833 in 2002, with no payments made to stockholders in 2001; notes payable proceeds of $20,000 in 2002 and $100,000 in 2001; payment on notes payable of $104,044 in 2002, with no payment of notes payable in 2001; and the proceeds of the issuance of common stock of $114,600 in 2002 and $19,200 in 2001. The Company chose to raise working capital through borrowing in 2001 and relied on operating cash flows supplemented by borrowings to meet its financing requirements in 2002.

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


         We do no anticipate any third party financing in 2003, as we believe the auction markets will stabilize and generate capital to expand into each new market. However we will need approximately $1,000,000 for operations in fiscal year 2003, assuming that we open 7 to 10 new markets through December 2003. Each new market costs approximately $70,000 to open and stabilize to break-even status. Expansion into each market is predicated on our ability to borrow from third parties or on revenue being generated by the current markets to fund future markets.

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

         The Company makes the cel art available at a predetermined cost of between $75 and $150 to 501(c)(3) charities that solicit their own corporate sponsors or patrons to purchase it and donate it to the charities. The Company auctions the cel art for the charity, which is won by the high bidder historically for between $150 and $300. The charity receives the full amount of the high bid, less the credit card processing fees, in the form of a donation from the sponsor or patron.

         A one-time opportunity arose during the 4th quarter of fiscal year 2002 to sell some of our cel art. A group of collectors approached the company requesting to buy certain cel art in which they had a specific interest. We concluded this was a one-time opportunity and the revenue derived from this sale was reported as other income, net cost of the cel art sold.

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 15, 2003, the Company dismissed Angell &Deering (A&D) as the principal accountants to audit its financial statements. The dismissal was approved by the Company and its board of directors. The reports of A&D on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein A&D expressed substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 2003, the Company engaged the accounting firm of William
J. Hadaway as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.


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

         The Compensation Committee is composed entirely of the Company's three independent directors, who are responsible for setting the CEO's salary and who will approve salaries for other executives based on the CEO's recommendation after consulting with the Committee. The Compensation Committee was formed subsequent to the November 26, 2002 merger of the Company and IBID, and intends to meet on an as-needed basis. The committee did not formally meet in 2002.

         The Nominating Committee is composed entirely of the Company's three independent directors, who will approve Board nominations in the future on as as-needed basis. The Nominating Committee was formed subsequent to the November 26, 2002 merger of the Company and IBID, and did not formally meet in 2002.

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
CEO
------------------------- --------------- ------------------ --------------------- ----------------


         (1) Includes 300,000 shares of common stock of IBID issued to Mr. Markley in lieu of wages, valued at par. These shares were exchanged for 1,362,500 shares of common stock of the Company under the terms of the merger agreement between the Company and IBID. . $1,362 is the fair value of the shares at the time they were issued.


OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

         The following information sets forth the individual grants of stock options and freestanding SARs to our Chief Executive Officer in the last fiscal year.

------------------- -------------------------- -----------------------------  ----------   ---------------
     Name              Number of Securities        Percent of Total             Exercise   Expiration Date
                       Underlying Options/SARs     Options/SARs Granted to      Price
                            Granted                Employees in Fiscal Year
------------------- -------------------------- -----------------------------------------------------------
 Steve Markley, CEO           -0-                         -0-
------------------- -------------------------- ------------------------------------------------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR and FY-END OPTIONS/SAR
VALUES

         The following table sets forth the number of stock options and freestanding SARs exercised by our Chief Executive Officer in the above table during the last completed fiscal year.

--------------------------------------------------------------------------------------------------
Name                Shares Acquired     Value     Number of Unexercised    Value of Unexercised
                     On Exercise       Realized   Securities Underlying       In-The-Money
                                                  Options/SARs AT FY-End   Options/SARs at FY-End
------------------- ----------------- ---------- ------------------------- -----------------------
Steve Markley, CEO       -0-             -0-              -0-                      -0-
------------------- ----------------- ---------- -------------------------------------------------

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

         The Company also had a commercial lease with the mother of the president of the Company on a monthly basis with a rent payment of $7,500 per month.

         On February 15, 2001 IBID purchased fixed assets and software from iBidUsa.com, Inc., an Internet auction company, that included one individual who owned more than 10% of iBidUsa.com common stock and currently owns less than 5 % of the Company common stock. The asset purchase agreement transaction was for a current market price of $1,900,000 in exchange for 19,000 shares of IBID Series A Convertible Preferred Stock. The Series A Shares were converted into 2,242,194 shares of the Company's common stock in connection with the merger.

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

         (b.) Reports on Form 8-K

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



Signature                    Title                               Date

/s/ Steven Markley           Principal Executive Officer,        March 28, 2003
Steven Markley               Secretary/Treasurer, Principal
                             Financial Officer, Director

/s/ Gary Spaniak Jr.         President, Director                 March 28, 2003
Gary Spaniak Jr.

/s/ Steve Robinson           Director                            March 28, 2003
Steve Robinson
/s/Dr. George Kachmarik      Director                            March 28, 2003
Dr. George Kachmarik
/s/Robert Dolan              Director                            March 28, 2003
Robert Dolan

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

                                           By: /s/ Steve Markley
                                               ----------------------
                                               Steve Markley
                                               Principal Executive Officer and
                                               Principal Financial Officer

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

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                             2002             2001
                                                             ----             ----
Net Sales:
   Sales auctions                                       $    171,396     $    124,544
   Marketing agreement sales                                 583,081          133,000
   Franchise sales                                            13,203            5,008
   Sales: other                                                7,631            9,940
                                                        ------------     ------------

     Total Sales                                             775,311          272,492
                                                        ------------     ------------

Cost and Expenses:
   Cost of goods sold                                             --               --
   Selling, general and administrative                       664,700          307,331
   Management fees                                           269,500          237,467
                                                        ------------     ------------

     Total Costs and Expenses                                934,200          544,798
                                                        ------------     ------------

     Loss Before Other Income (Expense)                     (158,889)        (272,306)
                                                        ------------     ------------

Other Income (Expense):
   Auction content sales                                     180,600               --
   Interest Expense                                           (9,149)          (9,759)
                                                        ------------     ------------

      Total Other Income (Expense)                           171,451           (9,759)
                                                        ------------     ------------

       Net Income (Loss)                                $     12,562     $   (282,065)
                                                        ============     ============

Basic and Diluted Net Income (Loss) Per Common Share             Nil     $      (0.08)
                                                        ============     ============

Weighted Average Common Shares Outstanding                 6,509,956        3,572,831

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                                     2002            2001
                                                                     ----            ----
Cash Flows from Operating Activities:
      Net Income (Loss)                                          $    12,562     $  (282,065)
      Adjustments to reconcile net income (loss) to net
         cash provided (used) in operating activities:
           Depreciation                                               16,079           7,692
           Amortization                                              121,140         105,998
           Common stock issued for services                               --           7,638
      Changes in operating assets and liabilities:
      (Increase) decrease in:
          Accounts receivable                                       (157,500)             --
          Credit cards receivable                                     (2,073)         (1,238)
          Due from stockholders                                        4,199          (4,199)
          Auction content inventory                                  143,550              --
       Increase (decrease) in:
          Accounts payable                                            (3,930)         16,417
          Advance franchise fee                                      (20,000)         20,000
          Accrued interest                                            (7,767)          7,767
          Deferred income                                            (13,203)         13,203
                                                                 -----------     -----------

             Net cash provided (used) in operating activities         93,057        (116,425)
                                                                 -----------     -----------

  Cash Flows from Investing Activities:
       Purchase of fixed assets                                         (938)        (10,530)
                                                                 -----------     -----------

             Net cash (used) in investing activities                    (938)        (10,530)
                                                                 -----------     -----------

  Cash Flows from Financing Activities:
          Proceeds from stockholder advances                          90,664          37,293
          Payments to stockholders                                  (120,833)             --
          Notes payable proceeds                                      20,000         100,000
          Payments on notes payable                                 (104,044)             --
          Proceeds from issuance of common stock                     114,600          19,200
                                                                 -----------     -----------

             Net cash provided (used) by financing activities            387         156,493
                                                                 -----------     -----------

  Net  Increase in Cash and Cash Equivalents                          92,506          29,538

  Cash and Cash Equivalents, Beginning                                29,538              --
                                                                 -----------     -----------

  Cash and Cash Equivalents, Ending                              $   122,044     $    29,538
                                                                 ===========     ===========

  Non-Cash Operating, Investing and Financing Activities:

          Preferred stock issued for the following:
             Acquisition of patent                                               $    12,500
             Acquisition of auction content inventory                              4,000,000
             Purchase of fixed assets and software                                 1,887,500
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

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2001 AND 2002

                             Series A          Series B        Series C
                          Preferred Stock  Preferred Stock  Preferred Stock      Common Stock              Deficit in
                          ---------------  ---------------  ---------------    ----------------   Paid-in   Retained
                           Shares  Amount   Shares  Amount   Shares  Amount    Shares    Amount   Capital   Earnings    Total
                           ------  ------   ------  ------   ------  ------    ------    ------   -------  ----------   -----
IBID America, Inc
From Inception
(Feb. 2, 2001)
through Dec. 31, 2001

 Issuance of stock:
  Common stock for cash                --               --               --   3,937,838   3,938     14,596         --      18,534
  Preferred, Series A for
   purchase of assets
   from related party      19,000      --                                                        1,900,000              1,900,000
  Preferred, Series B
   for purchase of
   promotional inventory
   of cell art                              40,000      --                                       4,000,000              4,000,000
  Preferred, Series C
   for notes
   payable proceeds                                           1,000      --
  Common stock for
   extension of
   maturity dates on
   notes payable                                                                100,000     100       (100)

 Stock dividends:
  Series A Dividend         1,720      --
  Series B Dividend                          2,646      --
  Series C Dividend                                              61      --

 Net Loss                                                                                                    (282,065)   (282,065)
                          -------------------------------------------------------------------------------------------------------

Balance December 31, 2001  20,720      --   42,646      --    1,061      --   4,037,838   4,038  5,914,496   (282,065)  5,636,469

 Stock dividends:
  Series A Dividend         1,702
  Series B Dividend                          2,354
  Series C Dividend                                              78

Converted Warrants
 February 15, 2002                                                            1,013,335   1,013     (1,013)

Converted Warrants
 July 15, 2002                                                                1,000,650   1,001     (1,001)

Issued Stock
 for compensation                                                             1,500,000   1,500     (1,500)

Consulting Agreement                                                          2,500,000   2,500     (2,500)

Investment Banking                                                            1,100,000   1,100     (1,100)

Converted Warrants
 October 25, 2002                                                             1,529,043   1,529     (1,529)

Issued Stock for
 Consulting agreement                                                           154,097     154       (154)

Converted Preferred "A"
 to Common Stock                                                              2,242,194   2,242     (2,242)

Converted Note to
 Common Stock             (22,422)                                              115,267     115    115,152                115,267

Net Loss                                                                                                       12,562      12,562
                          -------------------------------------------------------------------------------------------------------

Balance
 December 31, 2002             --      --   45,000      --    1,139      --  15,192,424  15,192  6,018,609   (269,503)  5,764,298
                          =======================================================================================================

          See accompanying notes to consolidated financial statements.

                       CARE CONCEPT I INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION


Care Concepts I, Inc. ("Care", the "Company" or the "Corporation") is authorized under its Articles of Incorporation to issue and have outstanding at any one time 30,000,000 shares of common stock, par value $.001 per share.


In November 2002, the Company changed its name to Care Concepts I, Inc.. The Company and its principal shareholders subsequently consummated a reverse merger with iBid America, Inc. ("IBID"), a Florida corporation, whereby IBID merged with a wholly-owned subsidiary of Care. In a reverse acquisition, since IBID is considered to be the acquirer, its financial statements are subsequently reported as the financial statements of Care Concepts , Inc. Each of the common shares of IBID was converted into an equivalent number of common share of Care. Each of the three series of preferred stock of IBID was converted into an equivalent number and on the same terms and conditions of a series of preferred stock of Care.

On November 26, 2002 the Company was authorized by the Board of Directors to issue three series of preferred stock as follows:

Series A Convertible Preferred Stock, 100,000 shares authorized, $100 stated par value

Powers, preferred rights, qualifications, limitations and restrictions:

1. Dividends: $10 per share per year. If converted prior to anniversary, dividends will accrue to conversion date.

2. Redemption and Conversion: The Series A Convertible Preferred Stock shall be redeemed five years after original issue at stated value plus all accumulated and unpaid dividends in common stock of the Corporation at $1.00 per share. At the option of the holder, each share of this class may be converted at any time after original issue at stated value plus all accumulated and unpaid dividends in common stock at $1.00 per share.

3. Limitations: Upon dissolution, liquidation or winding up of the Corporation, the holders of the Series A Convertible Preferred Stock shall be entitled to receive, before any distribution is made to the holders of shares of common stock of the Corporation, the stated value of $100 per share plus accumulated but unpaid dividends and no more. In the event the amount available to pay the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C convertible preferred Stock, shall be insufficient to permit the payment to such Holders of the full preferential amounts due to the holder of such series of Preferred Stock then the amount legally available for distribution shall be distributed among the Holders of Series A , Series B, and Series C pro rata, based on the respective liquidation amounts to which the holders of each such series are entitled.

4. Voting: To the extent that under Delaware Corporation Law the vote of the holders of the Series A Convertible Preferred Stock, voting separately as a class, is required to authorize a given action of the

         Corporation, the affirmative vote or consent of the holders of at least a majority of the shares of the Series A Convertible Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series A Convertible Preferred Stock shall constitute the approval of such action by the class.

Series B Convertible Preferred Stock, 10,000 shares authorized, $100 stated par value

Powers, preferred rights, qualifications, limitations and restrictions:

1. Dividends: $8 per share per year. If converted prior to anniversary, dividends will accrue to conversion date.

2. Redemption and Conversion: The Series B Convertible Preferred Stock shall be redeemed five years after original issue at stated value plus all accumulated and unpaid dividends in common stock of the Corporation at 80% of the average closing price of the common stock for the ten
         (10) trading days prior to the date of redemption. At the option of the holder, each share of Series B Convertible Preferred stock may be converted at any time after original issue at the stated value, plus all accumulated and unpaid dividends, in common stock of the corporation at 80% of the average closing price of the common stock for the ten (10) trading days prior to date of conversion.

3. Limitations: Upon dissolution, liquidation or winding up of the Corporation, the holders of the Series B Convertible Preferred Stock shall be entitled to receive, before any distribution is made to the holders of shares of common stock of the Corporation, the stated value of $100 per share plus accumulated but unpaid dividends and no more. In the event the amount available to pay the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C convertible Preferred Stock, shall be insufficient to permit the payment to such Holders of the full preferential amounts due to the holder of such series of Preferred Stock then the amount legally available for distribution shall be distributed among the Holders of Series A , Series B, and Series C pro rata, based on the respective liquidation amounts to which the holders of each such series are entitled.

4. Voting: To the extent that under Delaware Corporation Law the vote of the holders of the Series B Convertible Preferred Stock, voting separately as a class, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of at least a majority of the shares of the Series B Convertible Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series B Convertible Preferred Stock shall constitute the approval of such action by the class.

Series C Convertible Preferred Stock, 45,000 shares authorized, $100 stated par value

Powers, preferred rights, qualifications, limitations and restrictions:


1. Redemption and Conversion: The Series C Convertible Preferred Stock shall be redeemed five years after original issue at stated value plus all accumulated and unpaid dividends in common stock of the Corporation at 80% of the average closing price of the common stock for the ten
         (10) trading days prior to the date of redemption, but in any event not more than one (1) million shares. At the option of the holder, each share of Series C Convertible Preferred stock may be converted at any time after original issue at the stated value, plus all accumulated and unpaid dividends, in common stock of the corporation at 80% of the average closing price of the common stock for the ten (10) trading days prior to date of conversion, but in any event not more than one (1) million shares. No dividends are issued or accrue.

2. Limitations: Upon dissolution, liquidation or winding up of the Corporation, the holders of the Series C convertible preferred Stock shall be entitled to receive, before any distribution is made to the holders of shares of common stock of the Corporation, the stated value of $100 per share plus accumulated but unpaid dividends and no more. In the event the amount available to pay the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C convertible Preferred Stock, shall be insufficient to permit the payment to such Holders of the full preferential amounts due to the holder of such series of Preferred Stock then the amount legally available for distribution shall be distributed among the Holders of Series A , Series B, and Series C pro rata, based on the respective liquidation amounts to which the holders of each such series are entitled.

3. Voting: To the extent that under Delaware Corporation Law the vote of the holders of the Series C Convertible Preferred Stock, voting separately as a class, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of at least a majority of the shares of the Series C Convertible Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series C Convertible Preferred Stock shall constitute the approval of such action by the class.


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

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

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

REVENUE RECOGNITION


The Company co-partners with businesses for auction items to be listed on its internet site. Revenue from these auctions is recognized at the time the auction is completed. The Company does not generally grant return privileges to customers. The Company retains all of the proceeds of the auction. There is no cost of sales.

Marketing agreements were sold by the Company granting the purchaser a non-exclusive license in certain areas to receive 1.5% of all auction income in the area. The purchaser is required to establish a sales force, participate in charity events and function as company representatives and ambassadors to prospective bidders and clients. The Company retains title and ownership of the area. The Company does not provide any additional services after the signing of the agreement. Training as needed is paid for by the purchaser. Therefore revenue is recognized immediately.



The Company had sold Franchises in 2001, which granted territorial licenses for a period of ten (10) years. The Company discontinued franchise sales in 2002 and repurchased all outstanding franchises.


The Company conducts auctions for charity organizations. The source of revenue to the Company is the credit card fees only and is recognized at the completion of the auction.

The Company also has a program whereby it sells cel art to charity sponsors. Revenue is recognized after deducting the cost associated with the sale.


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

STOCKHOLDERS' EQUITY

1992 STOCK INCENTIVE PLAN
-------------------------

On November 20, 1992, the Board of Directors adopted and on November 30, 1992, the Company's stockholders approved the 1992 Stock Incentive Plan (the "Stock Incentive Plan"), which authorized the issuance of up to 125,000 shares of common stock pursuant to incentive stock options, nonqualified stock options and restricted stock awards to be granted to officers and other eligible employees of the Company for up to ten years after November 30, 1992. No options were ever granted, and the plan terminated November 30, 2002. The Company currently has no Stock Option Plan in place to compensate officers and other employees. 1992

DIRECTOR OPTION PLAN
--------------------

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


As of December 31, 2002, the Company had a consolidated net operating loss carryfoward of approximately $6,979,800, which $6,710,297 was prior to the merger. These losses will expire in the years 2004 through 2021 The Company has not yet determined that this carryfoward loss is available to the merged entities. The Company has not recognized any benefit of such net operating loss carryfoward in the accompanying consolidated statements in accordance with the provisions of SFAS No. 109 as the realization of this deferred tax benefit is not considered more likely then not. A 100% valuation allowance has been recognized to offset the entire net deferred tax asset.

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

NOTE 2. PROPERTY AND EQUIPMENT

                                      Estimated Useful
                                       Lives (years)
                                  ---------------------
Office furniture and equipment             5-7             $ $ 81,845
Auction software                            15              1,817,124
                                                           ----------
                                                            1,898,969

Less accumulated depreciation & amortization                  250,911
                                                           ----------
                                                           $1,648,058

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

NOTE 3. AUCTION CONTENT INVENTORY

The inventory is stated at lower of cost or market using the first in, first out
(FIFO) method of valuation. These cel art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website.

The inventory at December 31, 2002 was $3,856,450.

The cost of insuring these cels was not financially feasible. The Company has created a secure designated area in Pompano Beach to store the inventory. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

NOTE 4. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2002:

             Date                 Amount         Interest        Original
           of Loan               of Loan           Rate          Maturity

      September 1, 2001         $ 15,956            5%       September 1, 2002

The above note maturity date was extended to September 1, 2003.

NOTE 5. WARRANTS


The Company had outstanding 481,610 warrants to purchase common stock at par ..0001 at the beginning of year 2002. Each warrant converts to one (1) share of common stock. During the year additionally warrants were issued at par in conjunction with the sale of the marketing agreements. All warrants were converted to common stock and none were outstanding at December 31, 2002. The Company accounts for these transactions under the provisions of SFAS No.123 " Accounting for Stock Based Compensation," and APB No.25 " Accounting for Stock Issued to Employees."



NOTE 6. RELATED PARTY TRANSACTIONS

The Company had several related party transactions during the year. At December 31, 2002 there was a payable due to stockholders of $7,124. These amounts represented advances from shareholders and corporate expenses paid personally by them.

The Company also had a commercial lease with the mother of the president of the Company on a monthly basis with a rent payment of $7,500 per month.


NOTE 7. OTHER INCOME- AUCTION CONTENT SALES

The Company had an opportunity outside of its normal scope of business to sell some of its auction cel inventory to collectors. This transaction was reported as other income in the Statement of Operations.

NOTE 8. NET INCOME OR (LOSS) PER COMMON SHARE


The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.


The basic and diluted net loss per common share was computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 6,509,956 and 3,572,831 for the years ended December 31, 2002 and 2001, respectively.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS


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