Form 10QSB
period 2003-06-30
CARE CONCEPTS I INC  /FL/
filed 2003-08-19
CIK 842927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

                         COMMISSION FILE NUMBER: 0-20958


                              CARE CONCEPTS I, INC.
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                   86-0519152
                --------                                   ----------
     (State or Other Jurisdiction of                    (IRS Employer
     Incorporation or Organization)                     Identification No.)


         760 E. MCNAB ROAD, POMPANO BEACH, FLORIDA 33060 (954) 786-2510
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 786-2510
                                 --------------
               (Registrant's Telephone Number, including Area Code


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE                         SHARES OUTSTANDING AS OF AUGUST 10, 2003
------------------------------         ----------------------------------------
Common Stock, $0.001 par value                      15,192,425

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CARE CONCEPTS I, INC.
                      Consolidated Balance Sheet

                                                                  June 30,      December 31,
                                                                    2003            2002
                                                                 -----------    -----------
                                                                 (Unaudited)

                                     ASSETS
                                     ------
    Current Assets:
       Cash and cash equivalents                                 $     1,833    $   122,044
       Accounts receivable                                            16,750        157,500
       Credit cards receivable                                         6,713          3,311
                                                                 -----------    -----------

          Total Current Assets                                        25,296        282,855

    Property & equipment-net                                       1,580,265      1,648,058
    Patent costs                                                      12,500         12,500
    Auction content inventory                                      3,833,950      3,856,450
                                                                 -----------    -----------
             Total Assets                                        $ 5,452,011    $ 5,799,863
                                                                 ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts payable                                          $    13,275    $    12,487
       Due to stockholders                                             1,116          7,124
       Notes payable                                                  14,317         15,956
                                                                 -----------    -----------
          Total Current Liabilities                                   28,708         35,567
                                                                 -----------    -----------
    Stockholders' Equity:
       Common stock of $.001 par value.  Authorized 30,000,000        15,192         15,192
          shares; issued and outstanding 15,192,425
       Preferred B of $.001 par value.  Authorized 10,000                100            100
          shares; issued and outstanding 1,000
       Preferred C of $.001 par value.  Authorized 45,000
          shares; issued and outstanding 10,000                        1,000          1,000
       Paid-in-capital                                             6,017,507      6,017,507
       Deficit in retained earnings                                 (610,496)      (269,503)
                                                                 -----------    -----------
          Total Stockholders' Equity                               5,423,303      5,764,296
                                                                 -----------    -----------
             Total Liabilities & Stockholders' Equity            $ 5,452,011    $ 5,799,863
                                                                 ===========    ===========

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                      Consolidated Statements of Operations

                                    Unaudited

                                         Three Months Ended Three Months Ended Six Months Ended Six Months Ended
                                            June 30,2003       June 30,2002     June 30, 2003     June 30, 2002
                                            ------------      ------------      -------------     ------------
Net Sales:
   Sales auctions                           $     66,614      $     39,811      $    130,985      $     57,540
   Marketing agreement sales                          --            91,900                --           308,792
   Sales of cell art                              52,250                --            52,250                --
   Franchise sales                                    --               341                --               683
   Charity auction sales net                         196                --               196                --
   Sales:other                                        --                --                --             7,712
                                            ------------      ------------      ------------      ------------
     Total Sales                                 119,060           132,052           184,431           374,727
                                            ------------      ------------      ------------      ------------

Cost and Expenses:
   Cost of sales cell art                         22,500                --            22,500                --
   Selling, general and administrative           210,483           150,657           443,060           296,565
   Management fees                                40,002            40,000            59,502           144,000
                                            ------------      ------------      ------------      ------------
     Total Costs and Expenses                    272,985           190,657           525,062           440,565
                                            ------------      ------------      ------------      ------------

     Loss Before Other Income (Expense)         (153,925)           58,605          (340,631)          (65,838)
                                            ------------      ------------      ------------      ------------
Other Income (Expense):
   Interest Expense                                  177             2,500               361             5,000
                                            ------------      ------------      ------------      ------------
      Total Other Income (Expense)                   177             2,500               361             5,000
                                            ------------      ------------      ------------      ------------

       Net Income (Loss)                        (154,102)          (61,105)         (340,992)          (70,838)
          Dividends on preferred stock             2,000             2,000             4,000             4,000
                                            ------------      ------------      ------------      ------------
      Net Income (loss) applicable to
          common stock                      $   (156,102)     $    (63,105)     $   (344,992)     $    (74,838)
                                            ============      ============      ============      ============

Basic Net Income (Loss) Per
          common share                      $      (0.01)     $      (0.01)     $      (0.02)     $      (0.01)
                                            ============      ============      ============      ============
Weighted Average Common Shares
          outstanding                         15,192,425         9,902,917        15,192,425         9,839,584


          See accompanying notes to consolidated financial statements.

                        CARE CONCEPTS I, INC.
                Consolidated Statements of Cash Flows

                              Unaudited

                                                               Six Months Ended Six Months Ended
                                                                 June 30, 2003   June 30, 2002
                                                               ---------------  ----------------
Cash Flows from Operating Activities:
      Net Income (Loss)                                            $(340,992)      $ (70,838)
      Adjustments to reconcile net income (loss) to net
         cash provided (used) in operating activities:
           Depreciation                                                8,086           8,017
           Amortization                                               60,570          60,570
      Changes in operating assets and liabilities:
      (Increase) decrease in:
          Accounts receivable                                        140,750              --
          Credit cards receivable                                     (3,402)         (2,664)
          Due from stockholders                                           --             667
          Auction content inventory                                   22,500              --
       Increase (decrease) in:
          Accounts payable                                               787         (13,278)
          Advance franchise fee                                           --          (1,000)
          Accrued interest                                                --           5,000
          Deferred income                                                 --            (683)
                                                                   ---------       ---------
             Net cash provided (used) in operating activities       (111,701)        (14,209)
                                                                   ---------       ---------

  Cash Flows from Investing Activities:
       Purchase of fixed assets                                          863             940
                                                                   ---------       ---------

             Net cash (used) in investing activities                    (863)           (940)
                                                                   ---------       ---------
  Cash Flows from Financing Activities:
          Payments to stockholders                                    (6,008)         (7,453)
          Payments on notes payable                                   (1,639)             --
          Cancellation of common stock                                    --            (667)
                                                                   ---------       ---------

             Net cash (used) by financing activities                  (7,647)         (8,120)

  Net  Decrease in Cash and Cash Equivalents                        (120,211)        (23,269)

  Cash and Cash Equivalents, Beginning                               122,044          29,538
                                                                   ---------       ---------
  Cash and Cash Equivalents, Ending                                $   1,833       $   6,269
                                                                   =========       =========

          See accompanying notes to consolidated financial statements.

                     CARE CONCEPTS I, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2002 UNAUDITED

NOTE 1. BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-K for the year ended December 31, 2002 of Care Concepts I Inc. In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2. AUCTION CONTENT INVENTORY

Gift Certificates:

The Company had in inventory at June 30, 2003 15,507 and December 31, 2002 14,873 certificates for future auctions with a retail value of $1,052,208 at June 30, 2003 and $939,957 at December 31, 2002. The Company records this inventory at the lower of cost or market. All items were donated to the Company without payment and are recorded with a zero cost basis.

Cel Art

The inventory is stated at lower of cost or market using the first in, first out
(FIFO) method of valuation. These cell art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website.

The inventory at June 30, 2003 was $3,833,950. Inventory at December 31, 2002, which was $3,856,450.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:


COMPUTATION OF NET LOSS PER     Six Months ended     Six Months ended   Three Months ended  Three Months ended
COMMON SHARE                      June 30, 2003       June 30, 2002        June 30, 2003      June 30, 2002
                                -----------------    ----------------    -----------------   -----------------
Net Loss                        $         340,992    $         70,838    $        154,102      $    61,105
                                =================    ================    ================      ===========

Net Loss Applicable to Common
Stock                           $         344,992    $         74,838    $        156,102      $    74,838
                                =================    ================    ================      ===========

Total Weighted Average Number
of Common Shares Outstanding           15,192,425           9,839,584          15,192,425        9,902,917
                                =================    ================    ================      ===========

Net Loss per Common Share       $           (0.02)   $          (0.01)   $          (0.01)     $     (0.01)
                                =================    ================    ================      ===========

NOTE 4. STOCK-BASED COMPENSATION

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

GENERAL

Care Concepts I, Inc. through its wholly owned subsidiary iBid America, Inc. is an online marketing, advertising and sales promotion company which combines the long established sales promotion techniques of discount coupons and promotional offers with the more recent development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concert tickets, rounds of golf, shopping experiences, and personal services provided by businesses. These businesses are local commercial establishments seeking promotion to introduce new products and services, generate consumer awareness, develop new customers and reward old customers. The ultimate goal is to develop additional consumer visits to these establishments.

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

The IBID auction site is localized to specific geographic areas. Currently we run live auctions in Central Florida, South Florida, greater Cincinnati and the Las Vegas area. The businesses utilizing IBID advertising and marketing services are generally local and national business establishments seeking to generate customer visits to their physical place of business rather than the sale of products by mail order, phone or Internet.

OUR HISTORY

We are a Delaware corporation. We were originally established in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. In November 1992, we changed our state of incorporation to Delaware. On November 26, 2002, a wholly owned subsidiary of our company merged with and into iBid America, Inc., a Florida corporation. Pursuant to the terms of the merger, IBID shareholders received an aggregate of 12,080,867 shares of our common stock and 30,000 shares of our convertible preferred stock and we received a 100% wholly-owned interest in IBID. Subsequent to our merger, the holders of a newly issued class of preferred stock converted their shares into 2,242,194 shares of our common stock.

OUR BUSINESS MODEL

We currently provide a marketing and advertising medium for Central and South Florida, Las Vegas and Cincinnati-area businesses through direct interaction with our clients. The online auction site makes available an opportunity for individuals and retail customers to purchase products and services starting at 30% of retail price by using the Internet auction website. The winners of the auction will redeem the purchased gift certificate at the businesses physical location. In exchange for the gift certificates that the business clients provide IBID for auction, they gain exposure to potential customers interested in their products and services through the online auction process whether or not such persons actually bid on or win the auctions.

IBID's business model included entering into non-exclusive marketing agreements on a nationwide basis through IBID's wholly-owned subsidiary, iBid National, Inc. We also currently employ traditional sales representative firms under our sales agency agreements.

We have marketing agreements in all of the major metropolitan markets IBID targeted, which are in place to assist in the development of new markets. We have agreements in 96 metropolitan areas, at an average of $7,615 per agreement, with the price depending on factors such as the population density and residents' per capita income. We are active in South Florida, Central Florida, Las Vegas and the greater Cincinnati markets, none of which are being operated under marketing agreements. We intend to expand our business in the future into areas in which we have agreements in place.

As a companion strategy to expand our business through marketing agreements and Company-retained territories, we recently initiated the traditional marketing concept that employs independent sales representative firms. We launched our Sales Agency Program this summer in the metro Cincinnati area. The concept allows an established firm to add our service to the repertoire of non-competing goods and services it presents to area businesses. In exchange for its services, the sales agency receives 50% of the net revenue after deducting credit card processing fees, chargebacks, and refunds. The Company benefits since we do not have the added expense of start-up costs associated with placing employees in an area being developed in-house or as the support structure we anticipate under our marketing agreements.

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

         * COMMUNITY AFFINITY - To foster strong community affinity for the site, IBID has regionalized its auctions, beginning in the Central and South Florida markets and expanding into Las Vegas and greater Cincinnati. Consumers and bidders in Orlando can find offers from local restaurants and businesses in their area. Families planning a visit to Orlando can bid on hotel packages at a significant discount. Even if they do not win an auction, they are introduced to a local hotel, which would be pleased to accommodate them with a discount coupon. IBID also encourages communication between its bidders (customers) and the Company, by offering easy access to email for questions and suggestions. A periodic newsletter is distributed by e-mail to every visitor who registers as a bidder with news and information about IBID and its business auctions. Also, every bidder, whether the winner of an auction or not, is rewarded with coupons that can be downloaded, printed, and used to further cement the values found in IBID's auctions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION: THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

REVENUES

The Company has in place 96 marketing agreements to help facilitate the auction concept in key metropolitan areas nationwide. We do not intend to sell additional marketing agreements. Additionally, we are working with independent sales representatives to sell our services.

Total revenues for sales in the three months ended June 30, 2003 was $119,060, including auction sales of $66,614, cel art sales of $52,250 and charity auctions sales net of $196; compared to $132,052 for the three months ended June 30, 2002, including auction sales of $39,811, marketing agreement sales of $91,900 and franchise sales of $341.

Total revenue for sales in the six months ending June 30, 2003 was $184,431 compared to $374,727 in the six months ending June 30, 2002, a decrease of $190,296. The decrease was due to the sales of marketing agreements, totaling $308,792 in the first six months of 2002. We did not sell any marketing agreements during the first six months of 2003. Auction sales increased by $73,445 from $57,540 for the six months ended June 30, 2002 to $130,985 for the first six months in 2003. This was principally due to continued market acceptance in Central and South Florida, the two established markets in which we currently operate, and the opening of our Las Vegas and Cincinnati-area markets in the first six months of 2003.

COSTS AND EXPENSES

Costs and expenses totaled $272,985 in the quarter ended June 30, 2003, including $22,500 for the cost of sales of cel art; $210,483 for selling, general and administrative costs; and $40,002 for management fees. Costs and expenses totaled $190,657 for the quarter ended June 30, 2002, including selling, general and administrative costs of $150,657 and management fees of $40,000.

Costs and expenses totaled $525,062 for the six months ending June 30, 2003, compared to $440,565 for the six months ending June 30, 2002, an increase of $84,497. Selling, General and Administrative expenses increased by $146,495 to $443,060 for the six months ended June 30, 2003 as compared to $296,565 for the six months ended June 30, 2002. This increase is due to the addition of key personnel and the expansion of our auction concept from our Florida base into the Las Vegas and Cincinnati area markets. The cost of sales of cel art was $22,500 in the first six months of 2003, and $0 for the first six months of 2002. We also incurred management expenses of $59,502 in the first six months of 2003, compared to $144,000 for the comparable six months, 2002. The decrease in management expenses is due to our senior management's decision to forego compensation and direct capital toward growth.

LIQUIDITY AND CAPITAL RESOURCES

Net loss for the quarter ended June 30, 2003 was $54,102 compared to a net loss of $61,105 for the quarter ended June 30, 2002.

Net loss for the six months ended June 30, 2003 was $340,992 compared to a net loss of $70,838 for the six months ended June 30, 2002, an increase of $270,154. Basic and diluted net loss per common share was $0.01 for the quarter ended June 30, 2003 and 0.01 for the quarter ended June 30, 2002. Basic and diluted net loss per common share was $0.02 for the six months ended June 30, 2003 and 0.01 for the six months ended June 30, 2002.

Our current Central and South Florida and Las Vegas markets were opened internally because we focused on finalizing our methodology for operations before expanding into markets with third party agreements. Our Cincinnati market was opened under a Sales Agency Agreement, using independent representatives. Pursuant to our expansion, the Company's operating activities utilized cash of $111,701 during the six months ended June 30, 2003 as compared to net cash provided of $14,209 during the six months ended June 30, 2002.

Net cash used by investing activities for the purchase of fixed assets was $863 for the six months ended June 30, 2003 and $940 for the same six-month period in 2002.

Net cash used by financing activities was $7,647 for the six months ended June 30, 2003, compared to net cash used by financing activities of $8,120 for the six months ended June 30, 2002. The Company made payments of $6,008 to stockholders during the first six months of 2003, compared to $7,453 in first six months of 2002. Payments on notes payable totaled $1,639 in the first six months of 2003, and $0 in the first six months of 2002. Net cash used in the cancellation of common stock was $0 in the six months ended June 30, 2003 and $667 in the six months ended June 30, 2002.

For the six months ended June 30, 2003, the Company's net decrease in cash and cash equivalents was $120,211, beginning with $122,044 and ending with $1,833, compared to a net decrease of $23,269 in the six months ended June 30, 2002, from $29,538 to $6,269.

We do no anticipate any third party financing in the second half of 2003, as we believe the auction markets will stabilize and generate capital to expand into each new market. We will need approximately $1,000,000 for operations in fiscal year 2003, assuming that we open 7 to 10 new markets with in-house personnel or a combination of in-house personnel and our Marketing Agreement partners. Each new market costs approximately $70,000 to open and stabilize to break-even status. The cost to open a market through our Sales Agency Agreements is much lower, approximately $25,000. Expansion into each market is predicated on our ability to borrow from third parties or on revenue being generated by the current markets to fund future markets or on locating suitable sales representation under our Sales Agency Agreements.

The terms upon which such borrowed capital will be available to us, if at all, may dilute the ownership of existing shareholders or adversely affect their positions. If current markets are not generating revenue beyond break-even status, enabling us to expand into the next market, or if we are unable to raise additional capital through borrowing, our are unable to locate suitable sales representative firms, we may need to suspend our plans for expansion, which would materially adversely affect us. However, the Company believes it would have access to third party financing or bank borrowing if needed, since its assets are currently unencumbered and could be used to collateralize a loan.

MANAGEMENT'S PLANS INCLUDE THE FOLLOWING:

On November 26, 2002, we completed the merger with IBID America, Inc., a wholly-owned subsidiary that provides goods and services supplied by area retailers in an auction format. With a soft economy and global unrest, we believe many Americans will increase their use of the Internet for news, entertainment, and shopping. Seeking good value for the money, we anticipate that consumers will visit our site to bid on the various restaurants, hotels, and recreational activities offered by businesses in their local communities. We plan to expand our auction concept into additional markets in the second half of 2003 by engaging additional sales agents and representatives that will sell our services to area businesses.

The Company continues to be subject to a number of risk factors, including the uncertainty of market acceptance for its unique concept, the need for additional working capital, competition, and the difficulties faced by young companies in general.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Changes in Securities and Use of Proceeds

         None.

ITEM 3:  Defaults upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a vote of Securities Holders

         None.

ITEM 5:  Other Information

        None.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-B

         31.1     302 Certification (CEO)

         31.2     302 Certification (Principal Financial Officer)

         32.1     906 Certification (CEO)

         32.2     906 Certification (Principal Financial Officer)

         (b)  Reports on Form 8-K

                  On April 10, 2003, the Company filed a Current Report on Form 8-K, to disclose under Item 9, Regulation FD Disclosure, certain consolidated earnings results from 2002, which were also disclosed in a press release.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                            CARE CONCEPTS I, INC.


                            By:  /s/Steve Markley
                            ----------------------------------------------------
                            Steve Markley, Chief Executive Officer and Principal
                                  Financial Officer


DATED:   August 18, 2003