Form 10QSB/A
period 2003-06-30
CARE CONCEPTS I INC  /FL/
filed 2003-08-19
CIK 842927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

We do no anticipate any third party financing in the second half of 2003, as we believe the auction markets will stabilize and generate capital to expand into each new market. We will need approximately $1,000,000 for operations in fiscal year 2003, assuming that we open 7 to 10 new markets with in-house personnel or a combination of in-house personnel and our Marketing Agreement partners. Each new market costs approximately $70,000 to open and stabilize to break-even status. The cost to open a market through our Sales Agency Agreements is much lower, approximately $5,000. Expansion into each market is predicated on our ability to borrow from third parties or on revenue being generated by the current markets to fund future markets or on locating suitable sales representation under our Sales Agency Agreements.

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