Form 10QSB
period 2003-09-30
CARE CONCEPTS I INC  /FL/
filed 2003-11-14
CIK 842927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR


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

                              Yes |X|       No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               TITLE                  SHARES OUTSTANDING AS OF NOVEMBER 10, 2003
               -----                  ------------------------------------------
   Common Stock, $0.001 par value                 15,192,425

                         PART I -- FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                              Care Concepts I, Inc.
                           Consolidated Balance Sheet


                                     ASSETS

                                                             December 31, 2002   September 30, 2003
                                                                                     (Unaudited)
Cash in Bank                                                       $   122,044          $     8,283
Accounts Receivable                                                    157,500               14,750
Credit Card Rec                                                          3,311                3,023
Furniture & Equipment                                                   81,822               82,708
Allowance for Depreciation                                             (23,748)             (35,901)
Auction Software                                                     1,817,124            1,817,124
Allowance for Amortization                                            (340,711)            (476,996)
Auction content inventory                                            3,856,450            3,833,950
Patent                                                                  12,500               12,500
                                                                   -----------          -----------
Total Assets                                                       $ 5,686,292          $ 5,259,442
                                                                   ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts Payable                                                   $    12,488          $     8,094
Stockholders' Loans                                                      7,124                4,316
Note Payable                                                            15,956               14,317
                                                                   -----------          -----------
Total Liabilities                                                       35,568               26,727

Stockholders' Equity
Common Stock, Par Value $.0001, 30,000,000                              15,192               15,192
  Shares authorized,  15,192,425 shares issued
  at Dec 31,2002; and Sep 30, 2003
Preferred B, Par Value $.001, 10,000
  Shares authorized, 1,000 shares issued                                   100                  100
Preferred C, Par Value, $001, 45,000
  Shares authorized, 10,000 issued                                       1,000                1,000
Paid-in-capital                                                      6,088,038            6,088,038
Retained Earnings                                                     (453,606)            (871,616)
                                                                   -----------          -----------
Total Stockholders Equity                                            5,650,724            5,232,715

                                                                   -----------          -----------
Total Liabilities & Stockholders' Equity                           $ 5,686,292          $ 5,259,442
                                                                   ===========          ===========

          See accompanying notes to consolidated financial statements.

                              Care Concepts I, Inc.
                      Consolidated Statement of Operations
                                    Unaudited

                                            Three Months Ended  Three Months Ended Nine Months Ended Nine Months Ended
Net Sales:                                  September 30,2003   September 30,2002  September 30,2003 September 30,2002
      Marketing Agreement                                   --          $ 105,300                --           $ 414,092
      Sales Auctions                                  $ 78,953             62,440         $ 210,938             119,980
      Cel Art Sales                                         --                 --            52,250                  --
      Charity Sales                                        116                341               310               1,024
      Sales Other                                           --                 --                 2               7,712
                                           -----------------------------------------------------------------------------
      Total Sales                                       79,069            168,081           263,500             542,808
                                           -----------------------------------------------------------------------------

Cost and Expenses:
      Cost of Cel Art Sales                                 --                 --            22,500                  --
      Selling, general and administrative               25,119            176,966           498,465             503,818
      Management expenses                              123,182             45,000           182,684             189,000
                                           -----------------------------------------------------------------------------
      Total Costs and Expenses                         148,301            221,966           681,149             692,818
                                           -----------------------------------------------------------------------------
      Loss before Other Income (Expense)               (69,232)           (53,885)         (417,649)           (150,010)

Other Income (Expense):
                                           -----------------------------------------------------------------------------
      Interest Expense                                       0             (2,500)             (361)             (7,500)

      Total Other Income (Expense)                           0             (2,500)             (361)             (7,500)
                                           -----------------------------------------------------------------------------
Net Income (Loss)                                      (69,232)           (56,385)         (418,010)           (157,510)

      Dividends on preferred stock                      (2,000)            (2,000)           (6,000)             (6,000)
                                           -----------------------------------------------------------------------------
    Net Income applicable to common stock            $ (71,232)         $ (58,385)       $ (424,010)         $ (163,510)
                                           =============================================================================

Basis Income Per Common Shares                           (0.00)             (0.00)            (0.03)              (0.02)

Weighted Average Common Shares Outstanding          15,192,425         15,192,425        15,192,425          10,138,653

          See accompanying notes to consolidated financial statements.

                              Care Concepts I, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended  Nine Months Ended
                                                                     September 30,       September 30,
                                                                     -------------       -------------
                                                                         2003                2002
                                                                         ----                ----
                                                                      (Unaudited)         (Unaudited)
                                                                      -----------         -----------
Cash Flows from Operating Activities:
           Net Income (Loss)                                           $(418,010)         $(157,510)
           Adjustments to reconcile net loss to net
              cash used in operating activities:
                Depreciation                                              12,153             12,036
                Amortization                                             136,285            136,285
           Changes in operating assets and liabilities:
           (Increase) decrease in:
               Accounts receivable                                       142,750             (6,600)
               Credit cards receivable                                       287               (592)
               Due from stockholders                                        --                  667
               Auction content inventory                                  22,500              4,100
            Increase (decrease) in:
               Accounts payable                                           (4,392)            (4,313)
               Advance franchise fee                                        --               (1,000)
               Accrued interest                                             --                7,500
               Deferred income                                              --               (1,025)
                                                                       ----------------------------
                  Net cash from (used) in operating activities          (108,427)           (10,452)
                                                                       ----------------------------

       Cash Flows from Investing Activities:
            Purchase of fixed assets                                        (886)              (940)
                                                                       ----------------------------
                  Net cash used in investing activities                     (886)              (940)
                                                                       ----------------------------

       Cash Flows from Financing Activities:
               Payments to stockholders                                   (2,808)           (14,459)
               Payments on notes payable                                  (1,640)              --
               Cancellation of common stock                                 --                 (667)
                                                                       ----------------------------
                  Net cash provided by financing activities               (4,448)           (15,126)
                                                                       ----------------------------

       Net  Decrease in Cash and Cash Equivalents                       (113,761)           (26,518)
       Cash and Cash Equivalents, Beginning                              122,044             29,538
                                                                       ----------------------------

                                                                       ----------------------------
       Cash and Cash Equivalents, Ending                               $   8,283          $   3,020
                                                                       ============================

          See accompanying notes to consolidated financial statements.

                     CARE CONCEPTS I, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Form 10-KSB for the year ended December 31, 2002 of Care Concepts I, Inc. (the "Company"). In the opinion of management, the financial statements presented herein include all adjustments (which are solely of a normal recurring nature necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE  2.   AUCTION CONTENT INVENTORY

Gift Certificates:

The Company had in inventory 22,526 and 14,873 certificates for future auctions with a retail value of $1,487,531 and $939,957 at September 30, 2003 and December 31, 2002, respectively. The Company records this inventory at the lower of cost or market. All items were donated to the Company without payment and are recorded with a zero cost basis.

Cel Art:

The inventory is stated at lower of cost or market using the first in, first out
(FIFO) method of valuation. These cel art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website.

The cost of insuring these cels is not financially feasible. The Company has created a secure designated area in Pompano Beach to store this inventory. The Company has taken significant measures to fireproof this area that includes installing a monitored fire and security system as well as surveillance cameras.

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

Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share has not been presented, as it would be anti-dilutive. The computation of net loss per share is reflected in the following schedule:

                                   Nine Months ended    Nine Months ended   Three Months ended   Three Months ended
                                   September 30, 2003   September 30, 2002  September 30, 2003   September 30, 2002
                                   ------------------   ------------------  ------------------   ------------------
COMPUTATION OF NET LOSS PER
COMMON SHARE

Net Loss                             $    418,010         $    157,510         $     69,232         $     56,385
                                     ============         ============         ============         ============

Net Loss Applicable to Common
Stock
                                     $    424,010         $    163,510         $     71,232         $     58,385
                                     ============         ============         ============         ============

Total Weighted Average Number
of Common Shares Outstanding           15,192,425           10,138,653           15,192,425           15,192,425
                                     ============         ============         ============         ============

Net Loss per Common Share
                                     $      (0.03)        $      (0.02)        $      (0.00)        $      (0.00)
                                     ============         ============         ============         ============

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

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company elected to adopt at the time of its merger on November 26, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein, including anticipated expansion of the Company's subsidiary, iBid America, Inc. into additional U.S. markets, planned capital expenditures, and expected cash requirements and other trends in or expectations regarding the Company's operations and financial results, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, successful execution of internal performance and expansion plans, the effect of a slowing United States economy, the effect of other risks detailed in the Company's other filings with the Securities and Exchange Commission.

GENERAL

Care Concepts I, Inc. through its wholly owned subsidiary iBid America, Inc. ("IBID") is an online marketing, advertising and sales promotion company which combines the long established sales promotion techniques of discount coupons and promotional offers with the more recent development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concert tickets, rounds of golf, shopping experiences, and personal services provided by businesses. These businesses are local commercial establishments seeking promotion to introduce new products and services, generate consumer awareness, develop new customers and reward old customers. The ultimate goal is to develop additional consumer visits to these establishments.

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

IBID's business model included entering into non-exclusive marketing agreements on a nationwide basis through IBID's wholly-owned subsidiary, iBid National, Inc. We also currently contract to employ traditional sales representative firms that are paid commissions for their services.

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

As a companion strategy to expand our business through marketing agreements and Company-retained territories, we recently initiated the traditional marketing concept that employs independent sales representative firms. We engaged independent sales representatives this summer in the metro Cincinnati area. The concept allows an established firm to add our service to the repertoire of non-competing goods and services it presents to area businesses. In exchange for its services, the sales agency receives 50% of the net revenue after deducting credit card processing fees, chargebacks, and refunds. The Company benefits since we do not have the added expense of start-up costs associated with placing employees in an area being developed in-house or as the support structure we anticipate under our marketing agreements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Total revenues for sales in the three months ended September 30, 2003 was $79,069, including auction sales of $78,953, cel art sales of $0 and charity auction sales of $116; compared to $168,081 for the three months ended September 30, 2002, including auction sales of $62,440, marketing agreement sales of $105,300 and charity auction sales of $341.

Total revenue for sales in the nine months ending September 30, 2003 was $263,500 compared to $542,808 in the nine months ending September 30, 2002, a decrease of $279,308. The decrease was due to the sales of marketing agreements, totaling $414,092 in the first nine months of 2002. We did not sell any marketing agreements during the first nine months of 2003. Auction sales increased by $90,958 from $119,980 for the nine months ended September 30, 2002 to $210,938 for the first nine months in 2003. This was principally due to continued market acceptance in Central and South Florida, the two established markets in which we currently operate, and the opening and early sales in our Las Vegas and Cincinnati-area markets in the first nine months of 2003. Additionally, we sold $52,250 in cel art during the nine months ended September 30, 2003, with no cel art sold in the same period of 2002. Charity auctions sold during the nine months ended September 30, 2003 totaled $310 compared to $1,024 in the same period of 2002. Other sales totaled $2 in the nine months ended September 30, 2003 compared to $7,712 for the same period of 2002.

COSTS AND EXPENSES

Costs and expenses totaled $148,301 in the quarter ended September 30, 2003, including $25,119 for selling, general and administrative costs; and $123,182 for management fees. Costs and expenses totaled $221,966 for the quarter ended September 30, 2002, including selling, general and administrative costs of $176,966 and management fees of $45,000.

Costs and expenses totaled $681,149 for the nine months ending September 30, 2003, compared to $692,818 for the nine months ending September 30, 2002, a decrease of $11,669. Selling, General and Administrative expenses decreased by $5,353 to $498,465 for the nine months ended September 30, 2003 as compared to $503,818 for the nine months ended September 30, 2002. This decrease is due to the expansion of our auction concept using commissioned sales representative firms instead of hiring additional personnel. The cost of sales of cel art was $22,500 in the first nine months of 2003, and $0 for the first nine months of 2002. We also incurred management expenses of $182,684 in the first nine months of 2003, compared to $189,000 for the comparable nine months, 2002. The decrease in management expenses is due to our commitment to control expenses on all levels.

LIQUIDITY AND CAPITAL RESOURCES

Net loss for the quarter ended September 30, 2003 was $69,232 compared to a net loss of $56,385 for the quarter ended September 30, 2002.

 Net loss for the nine months ended September 30, 2003 was $418,010 compared to a net loss of $157,510 for the nine months ended September 30, 2002, an increase of $260,500. Although our total costs and expenses decreased in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, our net loss increased during the same period because our pre-placement of Marketing Agreements, which generated revenue in 2002, had been completed by year end 2002. Basic and diluted net loss per common share was $0.00 for the quarter ended September 30, 2003 and nil for the quarter ended September 30, 2002. Basic and diluted net loss per common share was $0.03 for the nine months ended September 30, 2003 and $0.02 for the nine months ended September 30, 2002.Our current Central and South Florida and Las Vegas markets were opened internally because we focused on finalizing our methodology for operations before expanding into markets with third party agreements. Our Cincinnati market was opened under a contract with a sales representative firm, using independent representatives who work on commission. Pursuant to our expansion, the Company's operating activities utilized cash of $108,427 during the nine months ended September 30, 2003 as compared to net cash of $10,452 used during the nine months ended September 30, 2002.

Net cash used by investing activities for the purchase of fixed assets was $886 for the nine months ended September 30, 2003 and $940 for the same nine-month period in 2002.

Net cash used by financing activities was $4,448 for the nine months ended September 30, 2003, compared to net cash used by financing activities of $15,126 for the nine months ended September 30, 2002. The Company made payments of $2,808 to stockholders during the first nine months of 2003, compared to $14,459 in first nine months of 2002. Payments on notes payable totaled $1,640 in the first nine months of 2003, and $0 in the first nine months of 2002. Net cash used in the cancellation of common stock was $0 in the nine months ended September 30, 2003 and $667 in the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, the Company's net decrease in cash and cash equivalents was $113,761, beginning with $122,044 and ending with $8,283, compared to a net decrease of $26,518 in the nine months ended September 30, 2002, from $29,538 to $3,020.

We do not anticipate any third party financing in the fourth quarter of 2003, as we believe the auction markets will stabilize and generate capital to expand into each new market. We will need approximately $1,000,000 for operations in each fiscal year, assuming that we open 7 to 10 new markets with in-house personnel or a combination of in-house personnel and our Marketing Agreement partners. Each new market costs approximately $70,000 to open and stabilize to break-even status. The cost to open a market through our commissioned Sales Representative Agreements is much lower, approximately $5,000. Expansion into each market is predicated on our ability to borrow from third parties or on revenue being generated by the current markets to fund future markets or on locating suitable sales representation under our alternate agreements.

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

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5:  OTHER INFORMATION

On October 21, 2003, the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission, became effective. We registered 4,953,694 shares of stock for certain selling shareholders under the registration statement.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

31.1     302 Certification (CEO)

31.2     302 Certification (Principal Financial Officer)

32.1     906 Certification (CEO)

32.2     906 Certification (Principal Financial Officer)

(b)      Reports on Form 8-K

         On October 30, 2003, the Company filed a Current Report on Form 8-K, to disclose under Item 4, a change in Registrant's Auditors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.

                                        CARE CONCEPTS I, INC.


                                        By: /s/Steve Markley
                                        Steve Markley, Chief Executive
                                        Officer andPrincipal Financial Officer


DATED:   November 13, 2003