Form 10KSB
period 2003-12-31
CARE CONCEPTS I INC  /FL/
filed 2004-03-29
CIK 842927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR

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

                                 (954) 786-8458
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
        Common Stock, $0.001 par value per share American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBSB or any amendment to this Form 10-KSBSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $359,260.

The number of shares outstanding of the issuer's common stock as of March 19, 2004 was 15,192,425 shares. The aggregate market value of the common stock (11,142,758 shares) held by non affiliates, based on the closing price ($6.35) of the common stock as of March 19, 2004 was $70,756,513.

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

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

         Care Concepts I, Inc. (the `Company' or "Care") through its wholly owned subsidiary iBid America, Inc. is an online marketing, advertising and sales promotion company which combines the long established sales promotion techniques of discount coupons and promotional offers with the more recent development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by businesses. These businesses are local commercial establishments seeking to promote their business, introduce new products and services, generate consumer awareness, develop new customers and reward old customers with the ultimate goal of developing additional consumer visits to their establishments.

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

         The IBID auction site is localized to specific geographic areas. Currently we run live auctions in Central Florida, South Florida, Southwest Florida, Greater Cincinnati, Ohio and the Las Vegas markets, areas that we continue to develop.

OUR HISTORY

         We are a Delaware corporation. We were originally established in Nevada in July 1988 as Amsterdam Capital Corporation, Inc. In November 1992, we changed our state of incorporation to Delaware. In November 2002, the Company changed its name to Care Concepts I, Inc. The Company and its principal shareholders subsequently consummated a reverse merger with iBid America, Inc. ("IBID"), a Florida corporation, whereby IBID merged with a wholly-owned subsidiary of Care. In a reverse acquisition, since IBID is considered to be the acquirer, its financial statements are subsequently reported as the financial statements of Care. Each of the common shares of IBID was converted into an equivalent number of common shares of Care. Each of the three series of preferred stock of IBID was converted into an equivalent number and on the same terms and conditions of a series of preferred stock of Care.

         IBID shareholders received an aggregate of 12,080,867 shares of our common stock and 68,553 shares of our convertible preferred stock and we received a 100% wholly-owned interest in IBID. In connection with our merger, the holders of the newly issued classes of preferred stock converted their shares into 2,242,194 shares of our common stock. IBID was organized on February 2, 2001.

         On February 11, 2004 we were accepted by and began trading on the American Stock Exchange under the symbol IBD.

OUR BUSINESS MODEL

         We currently provide a marketing and advertising medium for Central, South and Southwest Florida, Las Vegas and Greater Cincinnati area businesses through direct interaction with our website visitors.

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

          IBID's business model included entering into marketing agreements on a nationwide basis through IBID's wholly-owned subsidiary, iBid National, Inc. We have marketing agreements in all of the major metropolitan markets IBID targeted, which are in place to assist in the development of new markets. We have agreements in 96 metropolitan areas, at an average of $7,615 per agreement, with the price depending on factors such as the population density and residents' per capita income. We are active in South Florida, Southwest Florida, metro Orlando, Las Vegas and metro Cincinnati, none of which are being operated under marketing agreements. We are not active in any of the 96 areas in which we have marketing agreements. We intend to expand our business in the future into areas in which we have agreements in place.

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

OUR WEBSITE

         The website home page (www.ibidusa.com) contains a site directory and direct links to the South, Southwest and Central Florida auction offerings, as well as to the Greater Cincinnati and Las Vegas offerings. A geographic navigation section leads to a page for each area of the United States; this anticipates future growth of the auction areas beyond the two geographical areas currently covered. There is a large central area on the home page, which features six different auctions every day.

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

                           PUBLIC RELATIONS - We believe that newsworthy publicity angles are contained in our mission, especially concerning our charity auction program. We are always seeking local media coverage for these businesses.

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

MARKETING AGREEMENTS

         IBID recognizes the need for key sales people to successfully implement the business plan. Sharing the IBID story, and explaining to clients the benefits of using our services are critical to our success. We believe seeking and partnering with people in the metropolitan areas we have targeted is the most advantageous avenue to market our services. We have entered into non-exclusive marketing agreements in 96 key metropolitan areas. Although we are currently active in metro Orlando, South Florida, Cincinnati and Las Vegas, none of these areas is subject to a marketing agreement. We chose to open the initial markets internally to finalize our methodology for market development and streamline our operations. As we expand into additional areas subject to our marketing agreements, our marketing partners, already members of their communities, will apply our methodology for market development for these areas through presentations to clients, by hiring other sales people who work for the marketer and represent us, by participating in charity events, and by functioning as company representatives and ambassadors toward prospective bidders and clients. Our marketing partners paid an average of $7,615 per agreement, with the price depending on factors such as the population density and residents' per capita income. The 96 agreements we have in place generated a total of $716,081 for the Company in 2002 and 2001. We intend to work closely with our marketing partners to set goals and objectives tailored to each territory. For instance, each marketing partner will be responsible for providing a minimum of 12 charitable organizations that will participate in charity auctions on our site. In return, marketing partners contract for specific territories, and are paid a 1 1/2% override on all auctions sold in that territory, including single businesses domiciled in the territory and national accounts, such as a restaurant chain that may have outlets in several territories, and which would be managed at the corporate level. We retain ownership of the marketing area, and may manage the area using our employees. However, any business to consumer auctions in a marketing partner's area, whether secured by the partner, who is an independent contractor, or by our employee, will generate the override to the marketing partner. Although we do not restrict our marketing partners to exclusively representing our company, we do forbid them to sell competing services offered in an auction or Internet venue. All of our marketing agreements expire on December 31, 2006. We do not intend to enter into additional marketing agreements in the future, but will expand our business by developing those areas in which we already have marketing agreements in place. Since we do not provide any additional services to the marketing partner, and training as needed is paid for by the marketing partner, revenue is recognized immediately.

INDEPENDENT SALES REPRESENTATIVES' AGREEMENTS

         As a companion strategy to expand our business through marketing agreements and Company-retained territories, we initiated the traditional marketing concept that employs independent sales representative firms. We launched this program in August 2003 in the metro Cincinnati area, in which no marketing agreement was in place. The concept allows an established firm to add our service to the repertoire of non-competing goods and services it presents to area businesses. In exchange for its services, the sales agency receives 50% of the net revenue after deducting credit card processing fees, chargebacks, and refunds. The Company benefits since we do not have the added expense of start-up costs associated with placing employees in an area being developed in-house or the added expense if we choose to manage a marketing agreement area with our employees as described under "Marketing Agreements" above. We do not provide additional services to the sale agencies after the signing of the agreement.

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

         Many charities and other institutions such as hospitals and alumni organizations run live and silent auctions in conjunction with their fundraisers, such as benefit dinners, banquets, dances and award functions. The products and services that are auctioned come from individuals and businesses and are donated to support the charity's fund-raising activities. We offer to conduct auctions for many of the items donated to the charity on its website. The auctions are conducted in the same manner as our commercial auctions. This enables the charity to reach a larger pool of potential bidders beyond those attending its event. In promoting its own fund-raising event, the charity also promotes its auction on the IBID website, which hopefully will generate additional traffic to the website. Local media such as radio stations, newspapers, and TV stations, which donate time to promote the charity's event, are encouraged to mention the charity auction on the IBID website. Additionally, all bidders that enter the Charitable Organization area of auctions on the auction website will be automatically redirected to the local area main page of retail auctions once they have reviewed and/or bid on the charitable auctions.

         We believe that our charity auctions create awareness and support for our regular auctions from both clients and consumers. We have developed relationships and marketing initiatives with several charity organizations and plan to expand such relationships with other national and local nonprofit organizations.

ANIMATION CARTOON ART PROGRAM

         Our auction content inventory consists of cel art of nine original cartoon series from Columbia Studios, including She-Ra, Back to the Future, Original Ghostbusters, Star Wars E-Woks, He-Man, Shelly Duval Bedtime Stories, Beethoven, Flash Gordon and Brave Starr. This cel art is used as promotional material in conjunction with our charity program. The purpose of acquiring the cel art is to have an item of perceived value that can be used as an inducement for charitable organizations to participate in our auctions. Our goal is to build traffic to the website and to bring more bidders to our www.ibidusa.com Internet auctions from the large number of individuals that are associated with charitable organizations. We distribute cartoon cel art through:

         Direct Advertising: When the Company is involved in a special event, the Company donates cel art through hired auctioneers or the event chairmen, who use the items for their silent auctions and retail auctions. We record the expense of the donated item(s) as advertising expense. The Company believes that this exposure increases traffic to its web site.

         Charities direct: The Company sells directly to charities that in turn promote the sale through local radio stations associated with the charities. Disc jockeys with local radio stations host events, which they promote on local radio or television broadcasts using several 30-second spots. During these spots, they announce that the Company will be conducting the upcoming auction. This type of auction promotes the charity as well as the Company.

         Direct sales: The Company makes the cel art available at a predetermined cost of between $75 and $150 to 501(c)(3) charities that solicit their own corporate sponsors or patrons to purchase it and donate it to the charities. The Company auctions the cel art for the charity, which is won by the high bidder historically for between $150 and $300. The charity receives the full amount of the high bid, less the credit card processing fees, in the form of a donation from the sponsor or patron.

         Although we are not a dealer of cel art, opportunities arises from time to time to sell some of our cel art to collectors who have a specific interest. In July and August 2003, we sold 36 pieces of cel art to collectors for $6,020, with a net cost of $1,750, an average sale price of $167.22 per cel, which was reported on our Statement of Operations for year ended December 31, 2003.

         We believe that we will realize the full value of the cel art in sales as outlined above over the next 2 years of operations. We determined that the market value of the cel art inventory exceeds the carrying value after securing an independent review and appraisal from an art dealer. Collectible art appreciates in value due to its increasing limited availability over time.

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

INTELLECTUAL PROPERTY

         We rely on a combination of copyright and trademark laws, trade secret protections, and confidentiality and non-disclosure agreements, as well as other contractual provisions to establish and protect our proprietary rights and intellectual property. We currently have a patent pending on our business systems. Our patent was filed on January 11, 2000. Our patent pending encompasses the system we use to process auctions from beginning to end. For instance, eBay is a forum for seller and buyer to come together and complete their transactions. We offer a marketing and advertising opportunity to local restaurants, hotels, entertainment facilities, airlines, retail shops and service providers, and in exchange for exposure on our site, the businesses provide their unique products and services to be auctioned to consumers who desire them. We retain the auction revenues, the consumer receives the item on which he bid, and the business gains exposure and customers for its products. Also, we do not warehouse these products. The consumer is mailed a gift certificate for the merchandise won, which he or she presents to the retailer or service provider. However, we do not believe that our success is dependent upon proprietary technology since there are numerous auction sites operating on the Internet and there is little barrier to entry for the establishment of an Internet auction site.

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

         To date we have not received any complaints or inquiries from any governmental agencies concerning the operation of our business and we believe our company will be able to accommodate our operations to any future regulations.

EMPLOYEES

         At March 22, 2004, we had 14 full time employees, including: 2 in marketing and customer service; 6 in sales; 2 in information technologies; 2 in administrative positions; and 2 in management. None of our employees is represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

         Our common stock began trading on the OTC Bulletin Board, under the symbol CCON at the merger date. On October 18, 2002, we effectuated a 50 to 1 reverse stock split. On February 11, 2004, we began trading on the American Stock Exchange under the symbol IBD. The closing price of our common stock on March 19, 2004, as reported on the AMEX was $6.35. Our common stock is thinly traded. The following is the range of high and low closing prices on a pre-reverse split basis (excluding the period of October 1, 2002 through December 31, 2003, which reflects the reverse split) for our common stock for the periods indicated:

         PERIOD                                               HIGH       LOW
         ------                                               ----       ---

         January 1, 2002-March 31, 2002.................    $  0.03     $0.03
         April 1, 2002-June 30, 2002....................    $  0.03     $0.01
         July 1, 2002-September 30, 2002................    $  0.03     $0.03
         October 1, 2002-December 31, 2002..............    $  6.00     $1.50
         January 1, 2003-March 31, 2003.................    $  8.00     $6.00
         April 1, 2003-June 30, 2003....................    $  8.50     $5.00
         July 1, 2003-September 30, 2003................    $ 12.25     $7.50
         October 1, 2003- December 31, 2003.............    $ 12.50     $7.81

         As of March 21, 2004 there were approximately 391 holders of record of our common stock. We estimate there are approximately 500 shareholders of our common stock.

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

         Dividends accrued were declared upon the conversion of Series A shares in 2002. The total shares of common stock and accrued dividends converted amounted to 2,242,194. As of December 31, 2003 and 2002, no dividends have been declared on Series B. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend expense in fiscal year 2002 of $177,994 and $8,000 for the fiscal year 2003. Dividends on outstanding Series B preferred stock will accrue and will be cumulative from the date of issuance and will be payable in cash or common stock.

RECENT SALE OF UNREGISTERED SECURITIES

         None.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB. Management's discussion and analysis reflects the historical operations of IBID, as the Company has been accounted for as the successor to IBID.

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

o Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, hotels, restaurants and business travel.

o Changes in relationships with customers and/or suppliers: an adverse change in our relationships with customers and/or suppliers would have a negative impact on our earnings and financial position.

o Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales.

o Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

         This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

AUCTION CONTENT INVENTORY

         Inventory is carried on the books at the lower of cost or market, utilizing the first in first out method (FIFO). The Company does not warehouse auction content inventory, other than animation cel art. Auction content is distributed as a redeemable certificate presented by the auction winner to the retailer. On March 8, 2001 the Company acquired 80,000 pieces of animation cell art at $50.00 per piece complete with the certificate of authenticity and Universal Studio seal. These cel art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website. The inventory at December 31, 2003 was $3,833,950.

STOCK OPTION PLANS

         In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123,' which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. However, the Company currently has no stock options plans in place for officers, directors, or employees.

BUSINESS CONSULTING AGREEMENTS

         In October 2002, IBID issued 3,600,000 shares of its common stock to a business consulting firm and to an individual business consultant to assist in implementing the business plan and with general management services including evaluation of merger or acquisition candidates, streamlining of operations, investment banking services, evaluating key personnel and implementing policy procedures. The total number of shares issued had a fair market value of $48,000.

         On November 26, 2002, the Company issued an aggregate of 154,097 shares of its common stock to five consultants pursuant to business services consulting agreements. The shares were valued at fair value. These consultants were former affiliates of the Company who were issued the shares for their services to new management during the transition period following the merger.

RELATED PARTY TRANSACTIONS

         The amount due to stockholders at December 31, 2002 and December 31, 2003 was $7,124 and $7,316. These amounts represented advances from shareholders and corporate expenses paid personally by stockholders.

         The Company also has a commercial lease with the mother of the president of the Company on a monthly basis with a rent payment of $7,500 per month.

         On February 15, 2001 fixed assets and software were purchased from iBidUsa.com, Inc., a company that included one individual who owned more than 10% of the common stock in iBidUsa.com, but owns less than 5% of the common stock in the Company. The asset purchase agreement transaction was for a current market price of $1,900,000 in exchange for 19,000 shares of Series A Convertible Preferred Stock. The complete terms and conditions of the Series A stock is presented in Note 1 of the financial statements under organization and capitalization.

         On November 26, 2002, the Company issued an aggregate of 154,097 shares of its common stock to five consultants pursuant to business services consulting agreements. The shares were valued at par. These consultants were former affiliates of the Company who were issued the shares for their services to new management during the transition period following the merger.

INCOME TAXES

         The Company employs Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carry-forwards, and tax credit carry-forwards existing at the date of the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified into continuing operations.

         In June 2002, the FASB issued Statement No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

         In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

         In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

         The adoption of these pronouncements is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

         Auction and related revenues increased $141,497, or 83%, in 2003 when compared to 2002. Auction sales at December 31, 2003 were $312,893 compared to $171,396 at December 31, 2002. This increase was principally due to continued market penetration in the metro Orlando and the South Florida markets in which we currently operate. In addition, the Company entered the Las Vegas and Cincinnati markets during 2003.

         The Company has in place 96 marketing agreements to help facilitate the auction concept in key metropolitan areas nationwide. For the year ended December 31, 2002, the Company recognized $583,081 of revenue related to these marketing agreements compared to zero for the year ended December 31, 2003. Our current markets were opened internally without marketing agreements. We do not intend to sell additional marketing agreements.

         During the year ended December 31, 2003, the Company recognized revenue on the sale of cel art totaling $52,250 compared to $304,000 for year ended December 31, 2002, a decline of $251,750. Although we are not a dealer of cel art, we had an opportunity to sell directly to collectors during the fourth quarter of 2002. We sold 2,468 pieces of cel art for $304,000, netted out at $ 180,600 with an average price of $122.81. The decrease in auction content inventory is reflected on the Statement of Cash Flows as $143,550 and includes this sale in addition to 403 pieces, net cost $20,150, used in promotions and marketing for the multi-level marketing program we have since discontinued.

         Selling, General and Administrative Expenses decreased $101,320, to $640,983, or 14% in 2003, when compared to $742,303 in 2002. The decrease was principally due to nonrecurring expenses of our reorganization incurred during the year ended December 31, 2002. Cost of Cel Art Sales decrease to $22,500 for the year ended December 31, 2003 from $123,400 for the same period in 2002, a decrease of $100,900.

         Management expense decreased $161,316, or 50% in 2003, from $321,500 in 2002 to $160,184 in 2003. This decrease was primarily due to managements focus on reducing expenses to preserve cash resources.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ending December 31, 2003, the Company posted a net loss of $464,768 compared to $117,041 for the year ended December 31, 2002, a change of $347,727. Basic and diluted net income (loss) per Common Share for 2003 was net loss per common share of $0.03 as compared to 2002, which was a net loss per common share of $0.05.

         Net cash used in operating activities was $104,057 in the year ended December 31, 2003. Net cash provided for the year ended December 31, 2002 was $24,025. This was a net change of $128,082. During the year ended December 31, 2003, the Company incurred higher losses for the year totaling $464,768 compared to a net loss of $117,041 for the year ended December 31, 2002, a negative impact of $347,727. Offsetting the loss on operations for the period, the Company received payments on their outstanding accounts payable totaling $139,627 for the year ended December 31, 2003 compared to increased accounts receivables for the year ended December 31, 2002, totaling $157,500, having a net improvement of $297,127. In addition, the Company sold auction content inventory for the year ended December 31, 2003 totaling $22,500 compared to $143,550 for the year ended December 31, 2002, a decrease of $121,050.


         Net cash used by investing activities was $887 during 2003, compared to net cash used of $938 in 2002, and was primarily due in both years to the purchase of fixed assets.

         Net cash used in financing activities was $15,956 during 2003, compared to net cash provided of $69,419 in 2002, a change of $85,375. This was primarily the result of the proceeds from issuance of common stock of $183,632 in 2002; payments to stockholders of $120,833 in 2002, with no payments made to stockholders in 2003; notes payable proceeds of $20,000 in 2002 and none in 2003; and the payment on notes payable of $15,956 in 2003, compared to $104,044 in 2002. The Company relied on operating cash flows supplemented by borrowings to meet its financing requirements in 2002 and during 2003.

         As of December 31, 2003, the Company's net decrease in cash and cash equivalents declined $120,900 to $1,144 from $122,044 in 2002.

         The Company depleted the cash resources that it has available, however the Company currently believes that operating cash flows, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements through 2004. Such operating needs and capital requirements include short-term commitments, and market penetration in our existing markets. Expansion beyond these markets is contingent on the current auction markets generating adequate cash flow or the receipt of third party financing.

         We will need approximately $1,000,000 for operations in fiscal year 2004, assuming that we open 7 to 10 new markets through December 2004. Each new market costs approximately $70,000 to open and stabilize to break-even status. Expansion into each market is predicated on our ability to borrow from third parties or on revenue being generated by the current markets to fund future markets.

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

         The Company makes the cel art available at a predetermined cost of between $75 and $150 to 501(c) (3) charities that solicit their own corporate sponsors or patrons to purchase it and donate it to the charities. The Company auctions the cel art for the charity, which is won by the high bidder historically for between $150 and $300. The charity receives the full amount of the high bid, less the credit card processing fees, in the form of a donation from the sponsor or patron.

         A one-time opportunity arose during the 4th quarter of fiscal year 2002 to sell some of our cel art. A group of collectors approached the company requesting to buy certain cel art in which they had a specific interest. We concluded this was a one-time opportunity and the revenue derived from this sale was reported as other income, net cost of the cel art sold.

RISK FACTORS

SINCE IBID COMMENCED OPERATIONS IN 2001, WE HAVE A SHORT OPERATING HISTORY BY WHICH YOU CAN EVALUATE OUR BUSINESS AND PROSPECTS.

         Our operating subsidiary recently commenced operations. We have a limited operating history from which to evaluate our business and prospects in our current market. Our operating results in the future will be subject to all of the risks and uncertainties inherent in the development and maturation of a business.

OUR IBID SUBSIDIARY HAS HAD A HISTORY OF OPERATING LOSSES AND THIS MAY CONTINUE TO BE THE CASE.

         Our expenses are currently greater than our revenues. At December 31, 2003 our company had an accumulated deficit of $918,374 and posted a net loss of $464,768 and $117,041 in fiscal years 2003 and 2002 respectively. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

AS OUR BUSINESS PLAN IS NOT A TRADITIONAL WAY OF ADVERTISING AND MARKETING, IT MAY BE DIFFICULT FOR YOU TO DETERMINE WHETHER OUR BUSINESS CAN BE COMMERCIALLY SUCCESSFUL.

         To date, we have only limited auction sales in the commercial marketplace. To be successful, we will have to increase our number of auctions. However, for several reasons, we may not be able to generate increasing sales. Potential customers may not be able to see the advantage of using our services over the traditional way of advertising and marketing. Our competitors could introduce services that are more economical to use, or that have better features, making them more attractive to buyers.

WE WILL NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR PLAN FOR EXPANSION AND IF WE DO NOT RECEIVE ADDITIONAL CAPITAL OUR EXPANSION PLANS WILL SUFFER.

         We will need approximately $1,000,000 for operations in fiscal year 2004, assuming that we open 7 to 10 new markets through December 2004. Each new market costs approximately $70,000 to open and stabilize to break-even status. Expansion into each market is predicated on our ability to borrow from third parties or on revenue being generated by the current markets to fund future markets or on the success of our independent sales representative program.

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

A TRADING MARKET MAY NOT DEVELOP FOR OUR SECURITIES WHICH COULD RESULT IN ILLIQUIDITY FOR YOUR INVESTMENT.

         While our common stock currently trades on the American Stock Exchange, it is thinly traded. There is no assurance that trading activities or market making activities, if increased, will be maintained, which could result in illiquidity of your investment.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT THE UNDERTAKING OF CERTAIN CORPORATE ACTIONS OR PREVENT OR DELAY A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTEREST OF OUR SHAREHOLDERS.

         Our certificate of incorporation requires an 80% affirmative vote of the total number of outstanding shares of capital stock of our company to change the authorized number of capital stock of our company or change the rights and preferences of any class of our capital stock.

         In addition, our certificate of incorporation requires the affirmative vote of all the outstanding shares of our capital stock to approve any material transaction with an affiliate of our company.

         Also, our certificate of incorporation effectively requires our company to hold a special meeting or annual meeting of our shareholders when we seek the approval of our shareholders to take any action that requires shareholder approval. This restriction prohibits us from obtaining shareholder approval via majority written consent of our shareholders in lieu of a shareholder meeting.

         Finally, our bylaws require an affirmative vote of 66 2/3% of the total number of outstanding shares of our capital stock to remove any incumbent director.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the financial statements commencing on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 15, 2003, the Company dismissed the firm of Angell &Deering (A&D) as the principal accountants to audit its financial statements. The dismissal was approved by the Company and its board of directors. The reports of A&D on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein A&D expressed substantial doubt about the Company's ability to continue as a going concern. Effective January 15, 2003, the Company engaged the accounting firm of William J. Hadaway as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

         Effective October 30, 2003 the Company dismissed the firm of William J. Hadaway ("WJH") as the principal accountants to audit its financial statements. The dismissal was approved by the Company and its board of directors. The reports of WJH on the financial statements of the Company for the past year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle; however, the reports were modified to include an explanatory paragraph wherein A&D expressed substantial doubt about the Company's ability to continue as a going concern. Effective October 30, 2003, the Company engaged the accounting firm of Jewett, Schwartz & Associates as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2003.

ITEM 8A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

              Name                    Age           Position
              ----                    ---           --------
         Steve Markley                 57           Chief Executive Officer,
                                                    Principal Financial Officer,
                                                    Secretary, Director
         Gary Spaniak Jr.              38           President, Director
         Steve Robinson                54           Director
         Gilbert Singerman             68           Director
         Robert Dolan                  81           Director


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

         STEVEN ROBINSON. Since February 2001, Mr. Robinson has served as a Director of the Company. In February 2003 he established Lifestyle Vacation Incentives, a travel consulting business, for which he is President and CEO. From January 1998 until February 2003, he was the President and CEO of WorldChem, a chemical manufacturing and marketing company. From October 1996 to January 1998 he served as Executive Vice President and was a co-founder of American Access Technologies, Inc., a public company that manufactures zone cabling enclosures for fiber optic, wireless and data networks systems.

         GILBERT SINGERMAN. Since December 30, 2003, Mr. Singerman has served as a Director of the Company. At present he is vice president of Management Associates, a contracting firm specializing in hotel and nursing home construction worldwide. He is a licensed contractor. From 1995 to the present, he has served as a consultant to Ellis-Don, a $1 billion per year contracting firm. From 1985 to the present, he has served as New York Life Chairman Council Member and is licensed with more than 20 companies to conduct insurance and securities sales. He has also served as president of both Air Cleveland, Inc. from 1979-1984 and Wright Airlines, Inc. in 1984.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely on its review of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 2003, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of directors met five times during 2003. All directors serve until the next annual shareholders meeting and until the election and qualification of their successors, Directors do not receive any compensation for serving on the board or any committees of the board.

         The Company has established an Audit Committee, a Compensation Committee and a Nominating Committee.

         The Audit Committee, comprised of independent directors Steve Robinson, Robert Dolin, and Gilbert Singerman, is directly responsible for appointment, compensation and oversight of the independent auditor, including resolving any disagreements between the auditor and management. The auditor reports directly to the committee, which has met twice since inception to adopt its by-laws and to establish procedures to receive and address complaints concerning accounting and auditing matters, including procedures for employees' anonymous submission of issues regarding these matters. The Audit Committee is composed solely of three unaffiliated, independent directors who accept no consulting or other fees from the company. Mr. Singerman is considered a "Financial Expert as defined under Item 401 of Regulation S-B.

         The Compensation Committee is composed entirely of the Company's three independent directors, who are responsible for setting the CEO's salary and who will approve salaries for other executives based on the CEO's recommendation after consulting with the Committee. The Compensation Committee was formed subsequent to the November 26, 2002 merger of the Company and IBID, and intends to meet on an as-needed basis. The committee did not formally meet in 2003.

         The Nominating Committee is composed entirely of the Company's three independent directors, who will approve Board nominations in the future on as as-needed basis. The Nominating Committee was formed subsequent to the November 26, 2002 merger of the Company and IBID, and met formally on December 30, 2003 to approve the nomination of Gilbert Singerman, upon the resignation of Dr. George Kachmarik.

CODE OF ETHICS

         During the year ended December 31, 2003, the Company adopted a Code of Ethics. The code applies to the Company's officers and directors. The code provides written standards that are designed to deter wrongdoing and promote:
(1) honest and ethical conduct; (2) full, fair , accurate, timely and understandable disclosure; (3) compliance with applicable laws and regulations;
(4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the total compensation paid to the Company's chief executive officer for the last two completed fiscal years and to any officer who earned $100,000 or more per year.

                                                                                   Other Annual
Name and Position               Year      Total Income       Other Annual Bonus    Compensation
------------------------- --------------- ------------------ --------------------- ----------------
Steven Markley                  2002             -0-                 -0-                 -0-
CEO
Steven Markley                  2003             -0-                 -0-                 -0-
CEO

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

The following information sets forth the individual grants of stock options and freestanding SARs to our Chief Executive Officer in the last fiscal year.

------------------- -------------------------- ----------------------------- --------------------------
                       Number of Securities            Percent of Total
                       Underlying Options/SARs     Options/SARs Granted to       Exercise    Expiration
   Name                Granted                     Employees in Fiscal Year        Price        Date
------------------- -------------------------- ---------------------------------------------------------
 Steve Markley, CEO           -0-                         -0-                      N/A          N/A
------------------- -------------------------- ---------------------------------------------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
FY-END OPTIONS/SAR VALUES

The following table sets forth the number of stock options and freestanding SARs exercised by our Chief Executive Officer in the above table during the last completed fiscal year.

-----------------------------------------------------------------------------------------------------------------------
                                                                  Number of Unexercised        Value of Unexercised
                        Shares Acquired         Value             Securities Underlying           In-The-Money
Name                    On Exercise            Realized           Options/SARs AT FY-End       Options/SARs at FY-End
-------------------------------------------------------------------------------------------------------------------------
Steve Markley, CEO       -0-                    -0-                        -0-                          -0-
-------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

         Directors are not paid for meetings attended at our corporate headquarters nor for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by the Company.

EMPLOYMENT AGREEMENTS

         The Company to date has not entered into any Employment Agreements with its executive officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of our common stock, based upon 15,192,425 shares outstanding, at March 19, 2004 by: the only persons who own of record or are known to own, beneficially, more than 5% of the company's common stock; each director and executive officer of the company; and all directors and officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities, and includes any securities, which the person has the right to acquire within 60 days after the date of this report. Except as otherwise specifically set forth herein, the following tables give no effect to the conversion of our preferred shares.

         NAME AND ADDRESS                       NUMBER OF SHARES         PERCENT

         Steve Markley, Director and
         Chief Executive Officer                    1,360,500            8.96%
          934 N. University Dr. #202
         Coral Springs, FL 33071

         Gary Spaniak Jr., Director and             2,001,667           13.18%
         President
         934 N. University Dr. #202
         Coral Springs, FL 33071

         Steven Robinson, Director                    625,000            4.11%
         1401 Horizon Ct.
         Orlando, FL 32809

         Gilbert Singerman, Director                      -0-            0.00%
         36665 Aberdeen Lane
         Solon, Ohio 44139

         Robert Dolin, Director                        62,500             .40%
         281 S. Hollybrook Dr.
         Pembroke Pines, FL 33025

         Officers and Directors as a Group          4,049,667           26.65%
         (Five persons)

EQUITY COMPENSATION PLAN INFORMATION

         There are no options nor warrants outstanding. We currently have no stock options plan.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The amount due to stockholders at December 31, 2002 and December 31, 2003 was $7,124 and $7,316. These amounts represented advances from shareholders and corporate expenses paid personally by stockholders.

         The Company also had a commercial lease with the mother of the president of the Company on a monthly basis with a rent payment of $7,500 per month.

         On February 15, 2001, IBID purchased fixed assets and software from iBidUsa.com, Inc., an Internet auction company, that included one individual who owned more than 10% of iBidUsa.com common stock and currently owns less than 5 % of the Company common stock. The asset purchase agreement transaction was for a current market price of $1,900,000 in exchange for 19,000 shares of IBID Series A Convertible Preferred Stock. The Series A Shares were converted into 2,242,194 shares of the Company's common stock in connection with the merger.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

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

         14       Code of Ethics.

         16.1 Letter from former Auditor (Incorporated by reference to Form 8-K/A filed January 21, 2003.)

         21.1 Subsidiaries (incorporated by reference to Form 10-KSB filed March 31, 2003.)

         23.1     Former Auditor Consent.

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         b) REPORTS ON FORM 8-K

                  On October 30, 2003, the Company filed a current report on Form 8-K to disclosing under Item 4 and Item 7 a change in its independent accountants.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2003

         Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSBSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $8,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2003 was $-0-.

Year ended December 31, 2002

         Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2002 and for the review of our financial information included in our Annual Report on Form 10-KSBSB for the fiscal year ended December 31, 2002; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was $15,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2002 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2002 was $-0-.

         The Board of Directors has considered whether the provisions of the services covered above under the captions "Financial Information Systems Design and Implementation Fees" and "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CARE CONCEPTS I, INC.

                                               By /s/ Steven Markley
                                              -----------------------
                                              Chief Executive Officer
                                              and Principal Financial Officer

                                              Date: March 24, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                          Title                               Date
---------                          -----                               ----

/s/ Steven Markley            Chief Executive Officer,            March 24, 2004
------------------------      Secretary/Treasurer, Principal
Steven Markley                Financial Officer, Director


/s/ Gary Spaniak Jr.          President, Director                 March 24, 2004
-----------------------
Gary Spaniak Jr.

/s/ Steve Robinson            Director                            March 24, 2004
-----------------------
Steve Robinson

/s/Gilbert Singerman          Director                            March 24, 2004
----------------------
Gilbert Singerman

/s/Robert Dolan               Director                            March 24, 2004
----------------------
Robert Dolan

                              FINANCIAL STATEMENTS

                              CARE CONCEPTS I, INC.


                                Table of Contents


Reports of Independent Certified Public Accountants..............   F-2

Consolidated Balance Sheet as of December 31, 2003...............   F-4

Consolidated Statements of Operations
         for the years ended December 31, 2003 and 2002..........   F-5

Consolidated Statements of Changes in Shareholders' Equity
         for the year ended December 31, 2003 and 2002...........   F-6

Consolidated Statements of Cash Flows
         for the year ended December 31, 2003 and 2002...........   F-7

Notes to Consolidated Financial Statements.......................   F-8 - F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the shareholders and board of directors
Care Concepts I, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Care Concepts I, Inc. (a Delaware corporation) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Care Concepts I, Inc. were audited by other auditors whose report dated July 16, 2003, expressed an unqualified opinion on those statements, except as restated for , certain errors in the accounting for preferred dividends which resulted in the understatement and overstatement of net income attributed to common stock and basic and diluted net loss per share of common stock for the year ended December 31, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Care Concepts I, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



JEWETT, SCHWARTZ & ASSOCIATES


HOLLYWOOD, Florida,
March 22, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
Care Concepts I, Inc. and subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects consolidated, the financial position of Care Concepts I, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 8 to the financial statements, certain errors in the accounting for preferred dividends resulted in the understatement and overstatement of net income attributed to common stock and basic and diluted net loss per share of common stock for the year ended December 31, 2002. The management of the Company discovered these errors in the current year. Accordingly, the 2002 financial statements have been restated to correct the error.

/s/ William J. Hadaway, C.P.A.
William J. Hadaway, C.P.A.

Winter Park, Florida
March 20, 2003
Except for Note 8 as to
which date is
July 16, 2003




      Member in American Institute of Certified Public Accountants Division
                            for SEC Practice Section

                              CARE CONCEPTS I, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Cash and Cash Equivalents                                           $     1,144
Accounts Receivable                                                      23,225
Furniture and Fixtures, net of accumulated
depreciation of $39,944                                                  42,766
Auction Software, net of accumulated
amortization of $522,424                                              1,294,700

Auction Content Inventory                                             3,833,950

Patent                                                                   12,500
                                                                    -----------
Total Assets                                                        $ 5,208,285
                                                                    ===========

                       LIABIITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts Payable                                                    $    15,013

Loans to shareholders                                                     7,316
                                                                    -----------
Total Current Liabilities                                                22,329
                                                                    -----------
Total Liabilities                                                        22,329
                                                                    -----------

Shareholders' Equity

Common Stock, Par Value $.001, 30,000,000 Shares
  authorized,15,192,425 shares issued and outstanding                    15,192
Preferred B, Par Value $0.001, 10,000 Shares
  authorized, 1,000 shares issued and outstanding                             1
Preferred C, Par Value, $0.001, 45,000 Shares
  authorized, 10,000 issued and outstanding                                  10

Additional Paid-in-Capital                                            6,089,127

Accumulated Deficit                                                    (918,374)
                                                                    -----------
Total Shareholders' Equity
                                                                      5,185,956
                                                                    -----------
Total Liabilities and Shareholders' Equity                          $ 5,208,285
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Year Ended December 31,
Net Sales:                                             2003          2002
                                                 ----------------------------
           Marketing Agreement                   $         --    $    583,081

           Sales Auctions                             312,893         171,396

           Cel Art Sales                               52,250         304,000

           Sales Other                                 (5,883)         20,834
                                                 ----------------------------
           Total Sales
                                                      359,260       1,079,311
                                                 ----------------------------

Costs and Expenses:

           Cost of Cel Art Sales                       22,500         123,400

           Selling, general and administrative        640,983         742,303

           Management expenses                        160,184         321,500
                                                 ----------------------------
           Total Costs and Expenses
                                                      823,667       1,187,203
                                                 ----------------------------
           Loss before interest expense
                                                     (464,407)       (107,892)

           Interest Expense                              (361)         (9,149)
                                                 ----------------------------
Net Loss
                                                     (464,768)       (117,041)

           Dividends on preferred stock                (8,000)       (177,994)
                                                 ----------------------------
    Net loss applicable to common stock          $   (472,768)   $   (295,035)
                                                 ============================


Net Loss per Common Share -Basic and Diluted     $      (0.03)   $      (0.05)
                                                 ----------------------------

Weighted Average Common Shares Outstanding -
Basic and Diluted                                  15,192,425       6,509,956
                                                 ============================

          See accompanying notes to consolidated financial statements.

                             CARE CONCEPTS I, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                     Preferred Stock            Preferred Stock              Preferred Stock
                                        Series A                   Series B                      Series C
                                 Shares         Amount         Shares       Amount          Shares       Amount
                              -----------    -----------    -----------   -----------    -----------   -----------

Balance December 31, 2001          19,000    $     1,900          1,000   $       100         10,000   $     1,000

Converted Warrants
 February 15, 2002                     --             --             --            --             --            --

Converted Warrants
 July 15, 2002                         --             --             --            --             --            --

Issued Stock for
 compensation                          --             --             --            --             --            --

Consulting Agreement                   --             --             --            --             --            --

Investment Banking                     --             --             --            --             --            --

Converted Warrants
 October 25, 2002                      --             --             --            --             --            --

Issued Stock for
 Consulting agreement                  --             --             --            --             --            --

Converted Preferred "A" to
 Common Stock                     (19,000)        (1,900)            --            --             --            --

Converted Note to Common
 Stock                                 --             --             --            --             --            --

Net Loss                               --             --             --            --             --            --
                              -----------    -----------    -----------   -----------    -----------   -----------

Balance December 31, 2002              --             --          1,000           100         10,000         1,000

Reclassification of
 preferred stock to
 additional paid-in capital            --             --             --           (99)            --          (990)

Net Loss                               --             --             --            --             --            --
                              -----------    -----------    -----------   -----------    -----------   -----------

Balance December 31, 2003              --    $        --          1,000   $         1         10,000   $        10
                              ===========    ===========    ===========   ===========    ===========   ===========

[RESTUBBED-


                                       Common Stock            Paid         Accumulated
                                    Shares       Amount      In Capital       Deficit         Total
                                 -----------   -----------   -----------    -----------    -----------

Balance December 31, 2001          4,037,839   $     4,038   $ 5,912,995    $  (336,565)   $ 5,583,468

Converted Warrants
 February 15, 2002                 1,013,335         1,013        (1,013)            --             --

Converted Warrants
 July 15, 2002                     1,000,650         1,001        (1,001)            --             --

Issued Stock for
 compensation                      1,500,000         1,500        17,500             --         19,000

Consulting Agreement               2,500,000         2,500        30,500             --         33,000

Investment Banking                 1,100,000         1,100        13,900             --         15,000

Converted Warrants
 October 25, 2002                  1,529,043         1,529        (1,529)            --             --

Issued Stock for
 Consulting agreement                154,097           154         1,876             --          2,031

Converted Preferred "A" to
 Common Stock                      2,242,194         2,242          (342)            --             --

Converted Note to Common
 Stock                               115,267           115       115,152             --        115,267

Net Loss                                  --            --      (117,041)      (117,041)
                                 -----------   -----------   -----------    -----------    -----------

Balance December 31, 2002         15,192,425        15,192     6,088,038       (453,606)     5,650,724

Reclassification of
 preferred stock to
 additional paid-in capital               --            --         1,089             --             --

Net Loss                                  --            --            --       (464,768)      (464,768)
                                 -----------   -----------   -----------    -----------    -----------

Balance December 31, 2003         15,192,425   $    15,192   $ 6,089,127    $  (918,374)   $ 5,185,956
                                 ===========   ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                       CONSOLIDATED STATEMENT OF CASHFLOWS

                                                            For the Year Ended
                                                                December 31,
                                                            2003         2002
                                                         ---------    ---------

Cash Flows from Operating Activities:
         Net loss                                        $(464,768)   $(117,041)

         Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                       16,196       16,079
         Amortization                                      181,713      181,711
         Changes in operating assets and liabilities:
           (Increase) decrease in:
           Accounts receivable                             139,627     (157,500)
           Credit cards receivable                          (2,040)      (2,073)
           Due from stockholders                               192        4,199
           Auction content inventory                        22,500      143,550
           Increase (decrease) in:
           Accounts payable                                  2,523       (3,930)

           Advance franchise fee                                --      (20,000)

           Accrued interest                                     --       (7,767)

           Deferred income                                      --      (13,203)
                                                         ---------    ---------
         Net cash (used in) provided by operating
         activities                                       (104,057)      24,025
                                                         ---------    ---------

         Cash Flows from Investing Activities:
           Purchase of furniture and fixtures                 (887)        (938)
                                                         ---------    ---------
           Net cash used in investing activities              (887)        (938)
                                                         ---------    ---------

         Cash Flows from Financing Activities:
           Proceeds from stockholders advances              90,664
           Payments to stockholders                       (120,833)
           Proceeds from notes payable                      20,000

            Payments on notes payable                      (15,956)    (104,044)
            Proceeds from issuance of common stock         183,632
                                                         ---------    ---------

            Net cash (used in) provided by financing
            activities                                     (15,956)      69,419

         Net  Increase (Decrease) in Cash and Cash
         Equivalents                                      (120,900)      92,506
         Cash and Cash Equivalents, Beginning of year      122,044       29,538

                                                         ---------    ---------
         Cash and Cash Equivalents, End of year          $   1,144    $ 122,044
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION


Care Concepts I, Inc. ("Care", the "Company" or the "Corporation") is authorized under its Articles of Incorporation to issue and have outstanding at any one time 30,000,000 shares of common stock, par value $.001 per share.

In November 2002, the Company changed its name to Care Concepts I, Inc. The Company and its principal shareholders subsequently consummated a reverse merger with iBid America, Inc. ("IBID"), a Florida corporation, whereby IBID merged with a wholly-owned subsidiary of Care. In a reverse acquisition, since IBID is considered to be the acquirer, its financial statements are subsequently reported as the financial statements of Care Concepts I, Inc. Each of the common shares of IBID was converted into an equivalent number of common shares of Care. Each of the three series of preferred stock of IBID was converted into an equivalent number and on the same terms and conditions of a series of preferred stock of Care.

On November 26, 2002 the Company was authorized by the Board of Directors to issue three series of preferred stock as follows:

Series A Convertible Preferred Stock, 100,000 shares authorized, $100 stated value, par value $0.001.

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

Series B Convertible Preferred Stock, 10,000 shares authorized, $100 stated value, par value $0.001.

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

Series C Convertible Preferred Stock, 45,000 shares authorized, $100 stated value, par value $0.001.

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

On July 12, 2002 the company and its holders of this class of stock reverse split the series by issuing 1 share for 4.5 shares issued. Additionally, the company and its holder of this class of stock agreed to cease accruals of the dividends. Adjustments have been made in the stockholders' equity statement.

COMMON STOCK ISSUED

In October 2002, IBID issued 1,500,000 shares of its common stock in lieu of salary for past services. The shares had a fair value of $19,000.

In October 2002, IBID issued 2,500,000 shares of its common stock pursuant to a business consulting agreement, in which the consultant firm provided general management services, including evaluation of merger or acquisition candidates, streamlining of operations, evaluating key personnel and implementing policy procedures. The shares had a fair value of $33,000.

In October 2002, IBID issued 1,100,000 shares of its common stock pursuant to a business consulting agreement, in which the consultant provided general management and investment banking services, including evaluation of merger or acquisition candidates, streamlining of operations, evaluating key personnel and implementing policy procedures. The shares had a fair value of $15,000.

On November 26, 2002, the Company issued an aggregate of 154,097 shares of its common stock to five consultants pursuant to business services consulting agreements. The shares had a fair value of $2,030. These consultants were former affiliates of the Company who were issued the shares for their services to new management during the transition period following the merger.

For the issuances above, fair value was determined based on Statement on Financial Accounting Standard 123.

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

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

FURNITURE AND FIXTURES

Furniture and fixtures are recorded at cost and depreciated, using the straight-line method over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated on a straight-line basis over the remaining useful lives of the assets.

PATENT

The Company has capitalized certain incremental costs incurred related to acquiring patents on the Company's auction methods. The United States government has not yet approved the patent, but the Company will adopt the accounting provisions under the Statements of Financial Accounting Standards "SFAS" No.121, 142 and 144.

IMPAIRMENT OF LONG LIVED ASSETS AND ASSETS TO BE DISPOSED OF

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).

This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 in the fiscal year ending October 31, 2002.

SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company adopted SFAS No. 144 in its evaluation of the fair value of certain assets as described in Notes 2 and 3.

INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

REVENUE RECOGNITION

The Company co-partners with businesses for auction items to be listed on its internet site. Revenue from these auctions is recognized at the time the auction is completed. The Company does not generally grant return privileges to customers. The Company retains all of the proceeds of the auction. There is no cost of sales.

Marketing agreements were sold by the Company granting the purchaser a non-exclusive license in certain geographic areas to receive 1.5% of all auction income in the area. The purchaser is required to establish a sales force, participate in charity events and function as company representatives and ambassadors to prospective bidders and clients. The Company retains title and ownership of the geographic area. The Company does not provide any additional services after the signing of the agreement. Training as needed is paid for by the purchaser. Therefore revenue is recognized when earned. Marketing partners have no rights of cancellation or refund.

The Company had sold Franchises in 2001, which granted territorial licenses for a period of ten (10) years. The Company discontinued franchise sales in 2002 and repurchased all outstanding franchises.

The Company conducts auctions for charity organizations. The source of revenue to the Company is the credit card fees only and is recognized at the completion of the auction. The full amount of the charity auction is recognized as revenue at the completion of the auction. After the winning bidder's credit card is charged and clears, a check is issued to the charity and charged against recognized revenue. This is the "Net Revenue" recognition method of recognition in accordance with Emerging Issue Task Force (EITF) 99-19.

The Company also has a program whereby it sells cel art to charity sponsors recognizing income on the "Gross Revenue Reporting" method as outlined in EITF 99-19. Associated cost of the sales would be recognized on a separate line item.

After the company transfers the title to the corporate sponsor, the sponsor denotes the asset to charity. The company, on behalf of the charity, auctions the asset to the highest bidder, collects a 5% credit card fee, and disburses the proceeds to charity. The Company does not guarantee that bidders will participate and the item will be sold for a minimum price. However, charity auctions begin at about one third of the value attributed to the item by the consignor. Revenue is recognized on the "Net Revenue" method as outlined in EITF 99-19.

The Company has a Sales Agency Program. The concept allows an established sales representative firm to add the Company's services to the repertoire of non-competing goods and services it presents to area businesses. The sales representative is employed and supervised by the sales agency, and sells our services to business customers, working toward a quota negotiated between the Company and the sales agency. The representative also acts as liaison between the Company and the customer, answering questions and solving problems for the customer, and expands the business in a territory assigned by the agency. In exchange for its service the sales agency receives 50% of the net revenue after deducting credit card processing fee, charge-backs, and refunds. The share of the net revenue earned by the Sales Agency is recognized at the close of the auction and paid in the following month. The Company benefits since it does not have the added expense of start-up costs associated with placing employees in the area being developed in-house. Revenues derived from this program are all reported when the auction is completed using the "Gross Revenue Reporting" method outlined in EITF 99-19.

PRODUCT DEVELOPMENT COSTS

Costs in connection with the development of the Company's services are comprised of design, production, consulting and other related software fees. These costs are charged to expense as incurred. Additionally, in-house personnel completed all our programming changes and updates.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred. Advertising expense was approximately $86,000 and $85,000 for the years ended December 31, 2003 and 2002, respectively.

SHAREHOLDERS' EQUITY

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

As of December 31, 2003, the Company had a consolidated net operating loss carryforward of approximately $7,444,568, which $6,710,297 was prior to the merger. These losses will expire in the years 2004 through 2021 The Company has not yet determined that this carryforward loss is available to the merged entities. The Company has not recognized any benefit of such net operating loss carryforward in the accompanying consolidated statements in accordance with the provisions of SFAS No. 109 as the realization of this deferred tax benefit is not considered more likely then not. A 100% valuation allowance has been recognized to offset the entire net deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified into continuing operations.

In June 2002, the FASB issued Statement No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

The adoption of these pronouncements is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 2. FURNITURE, FIXTURES AND SOFTWARE

                                    Estimated Useful Lives      At December 31,
                                           (years)                   2003
                                    ----------------------     ----------------
Office furniture and equipment               5-7                  $     82,708
Auction software                              10                     1,817,124
                                                                  ------------
                                                                     1,899,832
                                                                  ------------
Less accumulated depreciation &
amortization                                                           562,367
                                                                  ------------
Total                                                             $  1,337,465
                                                                  ============

Depreciation expense for the years ended December 31, 2003 and 2002 was $16,196 and $16,079, respectively. Amortization expense for December 31, 2003 and 2002 was $181,713 and $181,711, respectively.

The Company in 2001 purchased assets including the software with the issuance of 19,000 shares of preferred stock with a stated value of $ 100.00 per share. The Company adopted FASB 123 " Accounting for Stock Based Compensation" in accounting for this transaction. Paragraph 8 states that when goods or services are received for the issuance of equity instruments they should be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management felt the fair value of the assets including the software was more reliably measurable.

The Company also made an evaluation of the useful life of the software and believes the software will have an economic benefit to the operation and production of revenue for at least ten years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes that the carrying value of its long-lived assets do not require an impairment write-down for the year-ended December 31, 2003.

NOTE 3. AUCTION CONTENT INVENTORY

Gift Certificates:

The Company had in inventory at December 31, 2003 27,250 certificates for future auctions with a retail value of $1,680,680. The Company records this inventory at the lower of cost or market. All items were donated to the Company without payment and are recorded with a zero cost basis.

Cel Art:

The Company acquired the cel art from an unrelated third party. The Company issued series "C" preferred stock for the inventory. The Company adopted FASB 123 "Accounting for Stock Based Compensation" in accounting for this transaction. Paragraph 8 states that when goods or services are received for the issuance of equity instruments they should be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management felt the fair value of the inventory was more reliably measurable.

The inventory is stated at lower of cost or market using the first in, first out
(FIFO) method of valuation. These cel art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website.

The auction content inventory at December 31, 2003 was $3,833,950.

Company management feels this asset will be converted into cash or equivalents within the next two years. Management does not feel a need for a provision for loss is necessary nor write-down of the cel art value is necessary, because recent sales reflect that there are no indications of impairment.

The cost of insuring these cels was not financially feasible. The Company has created a secure designated area in Pompano Beach to store the inventory. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

NOTE 5. WARRANTS

The Company had outstanding 481,610 warrants to purchase common stock at par value $ 0.001 at the beginning of year 2002. Each warrant converts to one (1) share of common stock. During the year additionally warrants were issued at par in conjunction with the sale of the marketing agreements. All warrants were converted to common stock and none were outstanding at December 31, 2003. The Company accounts for these transactions under the provisions of SFAS No.123 "Accounting for Stock Based Compensation," and APB No.25 "Accounting for Stock Issued to Employees."

NOTE 6. RELATED PARTY TRANSACTIONS

The Company had several related party transactions during the year. At December 31, 2003 there was a loan payable due to shareholders of $7,316. These amounts represented advances from shareholders and corporate expenses paid personally by them.

The Company also had a commercial lease with the mother of the president of the Company on a month-to-month basis with a rent payment of $7,500 per month.

NOTE 7. NET INCOME OR (LOSS) PER COMMON SHARE

The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share" which requires the presentation of both basic and diluted earnings (loss) per share.

The basic and diluted net loss per common share was computed based upon the weighted average number of shares of common stock outstanding during the periods. The number of shares used in the computation was 15,192,425 and 6,509,956 for the years ended December 31, 2003 and 2002, respectively.

NOTE 8. PREFERRED STOCK DIVIDENDS

Dividends will accrue and will be cumulative from date of issuance of series A and B preferred stock and will be payable in cash or preferred stock. Dividends accrued were declared upon the conversion of series A shares in 2002. The total shares of common stock and accrued dividends converted amounted to 2,242,194. For the years ended December 31, 2002 and 2003, no dividends have been declared on Series B. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend expense in fiscal year 2002 of $177,994 and $8,000 for fiscal year 2003.

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