Form 10QSB
period 2004-03-31
CARE CONCEPTS I INC  /FL/
filed 2004-05-17
CIK 842927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2004

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to___________

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

                                 (954) 786-8458
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          TITLE                         SHARES OUTSTANDING AS OF APRIL 30, 2004
--------------------------------------------------------------------------------
Common Stock, $0.001 par value                      15,192,425

Transitional Small Business Disclosure Format Yes [ ] No [x]

                              CARE CONCEPTS I, INC.

                                      Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

Consolidated condensed balance sheets at March 31, 2004
   and December 31, 2003                                                2

Consolidated condensed statements of operations for the
   three months ended March 31, 2004 and 2003                           3

Consolidated condensed statements of cash flows for the
   three months ended March 31, 2004 and 2003                           4

Notes to consolidated condensed financial statements
   for the three months ended March 31, 2004 and 2003                   5

Item 2. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations               7 - 10

Item 3. Controls and Procedures                                        10

PART II.  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                              10
Item 2. Changes in Securities                                          10
Item 3. Defaults Upon Senior Securities                                10
Item 4. Submission of Matters to a Vote of Security Holders            10
Item 5. Other Information                                              11
Item 6. Exhibits and Reports on Form 8-K                               11

Signatures                                                             12
----------

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       March 31,    December 31,
                        ASSETS                           2004          2003
                                                      -----------   -----------

Cash and cash equivalents                             $    12,550   $     1,144
Accounts receivable                                        24,712        23,225
Furniture and fixtures, net of accumulated
depreciation of $43,987 and $39,944                        38,721        42,766
Auction software, net of accumulated amortization of
$567,852 and $522,424                                   1,249,272     1,294,700

Auction content inventory                               3,833,950     3,833,950

Patent                                                     12,500        12,500
                                                      -----------   -----------
Total Assets                                          $ 5,171,705   $ 5,208,285
                                                      ===========   ===========

         LIABIITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:

 Accounts payable                                     $    29,033   $    15,013

 Loans to shareholders                                     15,816         7,316
                                                      -----------   -----------
 Total Current Liabilities                                 44,849        22,329
                                                      -----------   -----------
Total Liabilities                                          44,849        22,329
                                                      -----------   -----------

 Shareholders' Equity

Common stock, par value $.001, 30,000,000 shares
authorized 15,192,425 shares issued and outstanding        15,192        15,192
 Preferred B, par value $0.001, 10,000 shares
authorized, 1,000 shares issued and outstanding                 1             1
Preferred C, par value, $0.001, 45,000 shares
authorized, 10,000 issued and outstanding                      10            10

 Additional paid-in-capital                             6,089,127     6,089,127

Accumulated deficit                                      (977,474)     (918,374)
                                                      -----------   -----------
 Total Shareholders' Equity                             5,126,856     5,185,956
                                                      -----------   -----------
 Total Liabilities and Shareholders' Equity           $ 5,171,705   $ 5,208,285
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                     For the Three Months
                                                        Ended March 31,

Net Sales:                                           2004           2003
                                                 ------------    ------------
           Sales auctions                        $     84,553    $     65,371
                                                 ------------    ------------
           Total Sales                                 84,553          65,371
                                                 ------------    ------------

Costs and Expenses:

           Selling, general and administrative        143,653         247,720
           Management expenses                             --          19,500
                                                 ------------    ------------
           Total Costs and Expenses                   143,653         267,220
                                                 ------------    ------------
           Loss before interest expense               (59,100)
                                                                     (201,849)


           Interest expense                                --            (184)
                                                 ------------    ------------
Net Loss                                              (59,100)       (202,033)

           Dividends on preferred stock                (2,000)         (2,000)
                                                 ------------    ------------
    Net loss applicable to common stock          $    (61,100)   $   (204,033)
                                                 ============    ============

Net Loss per Common Share -Basic and Diluted     $      (0.00)   $      (0.01)
                                                 ------------    ------------

Weighted average common shares outstanding
- basic and diluted                                15,192,425      15,192,425
                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                       CONSOLIDATED STATEMENT OF CASHFLOWS

                                                                For the
                                                           Three Months Ended
                                                                March 31,
                                                            2004         2003
                                                         ---------    ---------

Cash Flows from Operating Activities:
         Net loss                                        $ (59,100)   $(202,033)

         Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                        4,043        4,043
         Amortization                                       45,428       45,428
         Changes in operating assets and liabilities:
           (Increase) decrease in:
           Accounts receivable                                  --       35,500
           Credit cards receivable                          (1,485)      (2,163)
           Increase (decrease) in:
           Accounts payable                                 14,020        8,145
                                                         ---------    ---------
         Net cash (used in) provided by operating
         activities                                          2,906     (111,080)
                                                         ---------    ---------

         Cash Flows from Investing Activities:
           Purchase of furniture and fixtures                   --         (863)
                                                         ---------    ---------
           Net cash used in investing activities                --         (863)
                                                         ---------    ---------

         Cash Flows from Financing Activities:
           Proceeds from shareholders advances               8,500        5,000
           Payments to shareholders                             --       (8,000)
           Proceeds from notes payable                          --          184
           Payments on notes payable                            --       (2,000)
                                                         ---------    ---------
           Net cash (used in) provided by financing
         Activities                                          8,500       (4,816)

         Net  Increase (Decrease) in Cash and Cash
         Equivalents                                        11,406     (116,759)
         Cash and Cash Equivalents, Beginning of year        1,144      122,044
                                                         ---------    ---------
         Cash and Cash Equivalents, End of year          $  12,550    $   5,285
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                              Care Concepts I, Inc.
              Notes to Consolidated Condensed Financial Statements
               For the Three Months ended March 31, 2004 and 2003



Note 1 - Summary of Organization and Significant Accounting Policies

Care Concepts I, Inc. ("Care", the "Company" or the "Corporation") is authorized under its Articles of Incorporation to issue and have outstanding at any one time 30,000,000 shares of common stock, par value $.001 per share. In addition, the Company has authorized 10,000 shares Preferred B, par value $0.001, 1,000 shares issued and outstanding and Preferred C, par value, $0.001, 45,000 shares authorized, 10,000 issued and outstanding.

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

BUSINESS

The Company through its wholly owned subsidiary iBid America, Inc. is an online marketing, advertising and sales promotion company which combines the long established sales promotion techniques of discount coupons and promotional offers with the more recent development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by businesses. These businesses are local commercial establishments seeking to promote their business, introduce new products and services, generate consumer awareness, develop new customers and reward old customers with the ultimate goal of developing additional consumer visits to their establishments.

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

The Company's concept, through its subsidiary IBID, is a network of metropolitan auction web sites. The concept capitalizes on the popularity of Internet auctions and the potential of Internet commerce, and creates a new alternative marketing avenue for businesses, using an Internet auctions.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

NOTE 2 - SUBSEQUENT EVENTS

On April 14, 2004 the Company acquired a controlling interest in Foster Sports, Inc. ("Foster"), a South Florida based sports media company that holds all the programming rights to radio station WFLL 1400 AM The Fan. The Company issued 480,000 shares of common stock for an eighty percent interest in Foster Sports, Inc., valuing the acquisition at $3.4 million based on the Company's opening stock price on April 14, 2004. The shares distributions are subject to meeting certain targets for vesting purposes. The shareholder of Foster will retain the remaining 20% minority interest in Foster.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

The following discussion contains, in addition to historical information, forward-looking statements regarding Care Concepts I, Inc. (the "Company" or "Care"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary Overview and Overall Business Strategy
----------------------------------------------

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

On April 14, 2004, the Company acquired a controlling interest in Foster Sports, Inc. ("Foster"), a South Florida based sports media company that holds all the programming rights to radio station WFLL 1400 AM The Fan, which broadcasts to the South Florida market. This acquisition will enhance the initiatives outlined above, through increased media outlets, as well as the integration of the internet programs with Foster's marketing initiatives.

THREE MONTHS ENDED MARCH 31, 2004
COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Results of Operations
---------------------

GROSS REVENUES. Gross revenues increased from $65,371 for the three month period ended March 31, 2003 to $84,553 for the three month period ended March 31, 2004, a increase of $19,182, primarily as a result of the Company increasing its presence in new markets (Las Vegas and Cincinnati) and increase in its market share in its historical markets (South and Central Florida).

OPERATING EXPENSES. Operating expenses decreased from $267,220 for the three months ended March 31, 2003 to $143,653 for the three months ended March 31, 2004, a decrease of $123,567. Included in selling, general and administrative expenses was depreciation and amortization expense of $49,471 for both periods.

General and administrative expenses decreased from $247,720 for the three months ended March 31, 2003 to $143,653 for the three months ended March 31, 2004, a decrease of $104,067, primarily due to decrease in general and administrative expenses due to lower expenses during 2004 relating to advertising, rent, professional services, and travel expenses, as compared to the three months ended March 31, 2003.

Management expense decreased from $19,500 for the three months ended March 31, 2003, to zero in 2004. This decrease was primarily due to managements focus on reducing expenses. Management of the Company intends to preserve current cash resources to fund operations. Management will take minimal salaries and benefits starting in the second quarter of 2004 however they do not intend to increase that compensation, until such time as the operations will support that increase.

NET INCOME (LOSS). Net loss decreased from $202,033 for the three months ended March 31, 2003 to $59,100 for the three months ended March 31, 2004, primarily due to the Company reducing its expenses in an effort to conserve cash resources.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently believes that operating cash flows, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements through 2004. Such operating needs and capital requirements include short-term commitments, and market penetration in our existing markets. Expansion beyond these markets is contingent on the current auction markets generating adequate cash flow or the receipt of third party financing.

We will need approximately $1,000,000 for operations in fiscal year 2004, assuming that we open 7 to 10 new markets through December 2004. Each new market costs approximately $70,000 to open and stabilize to break-even status. Expansion into each market is predicated on our ability to obtain financing from third parties or on revenue being generated by the current markets to fund future markets.

The terms upon which such capital will be available to us, if at all, may dilute the ownership of existing shareholders or adversely affect their positions. If current markets are not generating revenue beyond break-even status, enabling us to expand into the next market, or if we are unable to raise additional capital, we may need to suspend our plans for expansion, which would materially adversely affect us.

On April 14, 2004 the Company acquired a controlling interest in Foster Sports, Inc. ("Foster"), a South Florida based sports media company that holds all the programming rights to radio station WFLL 1400 AM The Fan. The Company issued 480,000 shares of common stock for an eighty percent interest in Foster, valuing the acquisition at $3.4 million based on the opening stock price on April 14, 2004. The shares distributions are subject to meeting certain targets for vesting purposes. The shareholder of Foster will retain the remaining 20% minority interest in Foster.

Recent Accounting Pronouncements:
---------------------------------

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II   OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

 On April 14, 2004, the Company, Carl Foster, and Foster Sports, Inc., a Florida corporation entered into a Stock Purchase Agreement under which the Company acquired an 80% interest in Foster Sports, Inc. in consideration for 480,000 shares of the Company's common stock, subject to the following vesting requirements:

Within 120 days of each April 1, 2005 and April 1, 2006, the Company shall deliver to Carl Foster a report of the Net Income of Foster Sports, Inc. for the 12 month period then ended. In the event that Foster Sports, Inc.'s operations produce Net Income for the 12 month period ending April 1, 2005 (the "2005 Net Income") is greater than $349,547 ("2005 Targeted Amount"), Carl Foster shall have earned 118,750 of the Company's Common Shares (25% of the Company Common Shares). In the event that Foster Sports, Inc.'s operations produce Net Income for the 12 month period ended April 1, 2006 (the "2006 Net Income") of greater than $650,000 (the "2006 Targeted Amount"), Carl Foster shall have earned all of Company's Common Shares. In the event that Foster Sports, Inc. does not meet the 2006 Targeted Amount but meets the 2005 Targeted Amount, Carl Foster shall earn 118,750 of the Company Common Shares (25% of the Company's Common Shares). In the event that the 2006 Net Income for Foster Sports, Inc. does not equal or exceed the 2006 Targeted Amount, Carl Foster shall nevertheless be entitled to earn a pro rata portion of the Company's Common Shares as applicable in the agreement.

Foster Sports, Inc. is a South Florida based sports media company that holds all programming rights to radio station WFLL 1400 AM, The Fan. Carl Foster, the president of Foster Sports, Inc., is a 25-year sports reporting veteran and radio personality. Foster Sports produces sports radio talk shows as well as additional programming during the NFL and college football season. Foster Sports also circulates a web-based newsletter to approximately 1.5 million sports fans on a weekly basis. Foster Sports live programming on 1400 AM commenced in early May.

Item 6.  Exhibits and Reports on Form 8-K

     A. Exhibits:

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

     B. Reports on Form 8-K

On February 6, 2004 the Company disclosed under Item 5 and Item 7 of Form 8-K that its common stock was approved for trading on the American Stock Exchange.

On February 11, 2004, the Company disclosed under Item 7 and Item 9 of Form 8-K that it had disseminated a press release announcing the commencement of its trading on the American Stock Exchange.

On March 31, 2004 the Company disclosed under Item 7 and Item 9 of Form 8-K that it had disseminated a press release announcing its results of operations for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Care Concepts I, Inc.

May 17, 2004           /s/ Steve Markley
                           -------------
                           Steve Markley,
                            Chief Executive Officer, Chief Financial Officer
                                 and Chairman of the Board of Directors
                                     (PRINCIPAL EXECUTIVE OFFICER
                                   and PRINCIPAL ACCOUNTING OFFICER)