Form 10QSB
period 2004-06-30
CARE CONCEPTS I INC  /FL/
filed 2004-08-23
CIK 842927

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

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,672,425 Shares of Common Stock at August 12, 2004

                              CARE CONCEPTS I, INC.

                                      Index

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (unaudited)

         Consolidated condensed balance sheets at June 30, 2004 and December 31, 2003

         Consolidated condensed statements of operations for the three and six months ended June 30, 2004 and 2003

         Consolidated condensed statements of cash flows for the six months ended June 30, 2004 and 2003

         Notes to consolidated condensed financial statements for the six months ended June 30, 2004 and 2003

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3.  Controls and Procedures

PART II OTHER INFORMATION
-------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures
------------

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 June 30,     December 31,
                                   ASSETS                          2004           2003
                                                               -----------    -----------
Cash and cash equivalents                                      $     5,009    $     1,144
Accounts receivable                                                 48,923         23,225
Stock investment                                                    23,148             --
Prepaid and other current assets                                    82,057             --
                                                               -----------    -----------
Total current assets                                               159,137         24,369

Furniture and fixtures, net of accumulated depreciation of
$51,439 and $39,944                                                174,457         42,766
Auction software, net of accumulated amortization of
$613,280 and $522,424                                            1,203,844      1,294,700
Auction content inventory                                        3,833,950      3,833,950

Goodwill                                                         4,026,151
Other Assets                                                       312,500         12,500
                                                               -----------    -----------
Total Assets                                                   $ 9,710,039    $ 5,208,285
                                                               ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
Accounts payable                                               $   126,777    $    15,013
Accrued expenses                                                   173,004             --
Deferred revenue                                                    57,701             --
Notes payable                                                        2,000             --
                                                               -----------    -----------
 Total Current Liabilities                                         359,482         15,013

Shareholders loans                                               1,164,910          7,316

                                                               -----------    -----------
Total Liabilities                                                1,524,392         22,329
                                                               -----------    -----------


Minority Interest                                                  815,986             --

 Shareholders' Equity

Common stock, par value $.001, 30,000,000 shares authorized;
15,672,425 and 15,192,425 shares issued and outstanding             15,672         15,192
Preferred B, par value $0.001, 10,000 shares authorized,
1,000 shares issued and outstanding                                      1              1
Preferred C, par value, $0.001, 45,000 shares authorized,
10,000 issued and outstanding                                           10             10
Additional paid-in-capital                                       9,184,647      6,089,127
Unrealized loss on stock investment                                (12,037)
Accumulated deficit                                             (1,818,632)      (918,374)
                                                               -----------    -----------
Total Shareholders' Equity                                       7,369,661      5,185,956
                                                               -----------    -----------
Total Liabilities and Shareholders' Equity                     $ 9,701,039    $ 5,208,285
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                       For the Three Months                For the Six Months
                                                           Ended June 30,                       Ended June 30,
Net Sales:                                             2004              2003              2004              2003
                                                   ------------      ------------      ------------      ------------
           Revenues                                $    126,184      $    119,060      $    217,151      $    184,431

Costs and Expenses:
           Cost of sales                                366,586            22,500           368,110            22,500
           Selling, general and administrative          708,296           250,485           861,167           502,562
                                                   ------------      ------------      ------------      ------------
           Total Costs and Expenses                   1,074,882           272,985         1,229,277           525,062
                                                   ------------      ------------      ------------      ------------
           Loss before interest expense                (948,698)         (153,925)       (1,012,126)         (340,631)

           Interest expense/(income)                     (3,281)              177               532               361
                                                   ------------      ------------      ------------      ------------
Net loss                                               (945,417)         (154,102)       (1,012,658)         (340,992)

           Minority loss                               (112,401)               --          (112,401)               --
                                                   ------------      ------------      ------------      ------------
Net loss                                               (833,016)         (900,257)

           Dividends on preferred stock                  (2,000)           (2,000)           (4,000)           (4,000)

                                                   ------------      ------------      ------------      ------------
    Net loss applicable to common stock                (835,016)     $   (156,102)         (904,257)         (344,992)
                                                   ============      ============      ============      ============

Net Loss per Common Share -Basic and Diluted       $      (0.05)     $      (0.01)     $      (0.06)     $      (0.02)
                                                   ------------      ------------      ------------      ------------

Weighted average common shares outstanding -
basic and diluted                                    15,672,425        15,192,425        15,432,425        15,192,425
                                                   ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        For the Six Months Ended
                                                                                 June 30,
                                                                           2004            2003
                                                                       -----------      -----------
Cash Flows from Operating Activities:
         Net loss                                                      $  (900,257)     $  (340,992)

         Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation                                                        8,086            8,086
         Amortization                                                       90,856           60,570
         Minority interest                                                (114,164)
         Changes in operating assets and liabilities:
           (Increase) decrease in:
           Accounts receivable                                             (25,698)         140,750
           Credit cards receivable                                              --           (3,402)
           Stock Investment - Barter                                       (35,185)              --
           Prepaid assets                                                 (382,057)              --
           Auction content inventory                                            --           22,500
           Increase (decrease) in:                                              --               --
           Accounts payable                                                111,764              787
           Accrued expenses                                                173,004               --
           Other current liabilities                                        59,701               --
                                                                       -----------      -----------
         Net cash (used in) provided by operating activities            (1,013,950)        (111,701)
                                                                       -----------      -----------

         Cash Flows from Investing Activities:
           Purchase of furniture and fixtures                             (139,777)             863
                                                                       -----------      -----------
           Net cash used in investing activities                          (139,777)            (863)
                                                                       -----------      -----------

         Cash Flows from Financing Activities:

           Proceeds from shareholders advances                           1,306,004               --
           Payments to shareholders                                       (148,450)          (6,008)
           Payments on notes payable                                            --           (1,639)
                                                                       -----------      -----------
           Net cash (used in) provided by financing Activities           1,157,594           (7,647)

         Net  Increase (Decrease) in Cash and Cash Equivalents               3,865         (120,211)
         Cash and Cash Equivalents, Beginning of year                        1,144          122,044
                                                                       -----------      -----------
         Cash and Cash Equivalents, End of period                      $     5,009      $     1,833
                                                                       ===========      ===========

Supplemental Disclosure of cash flow information

Non-cash transactions:
         Acquisition through issuance of equity                        $ 3,096,000               --

          See accompanying notes to consolidated financial statements.

                              Care Concepts I, Inc.
              Notes to Consolidated Condensed Financial Statements


NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Care Concepts I, Inc. (the "Company") is authorized under its Articles of Incorporation to issue and have outstanding at any one time 30,000,000 shares of common stock, par value $.001 per share. In addition, the Company has authorized 10,000 shares Preferred B, par value $0.001, 1,000 shares issued and outstanding and Preferred C, par value, $0.001, 45,000 shares authorized, 10,000 issued and outstanding.

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

The IBID auction site is localized to specific geographic areas. Currently we run live auctions in Central Florida, South Florida, Southwest Florida, Greater Cincinnati, Ohio markets. The Las Vegas market development is currently on hold and the Company anticipates the market will be active during the fourth quarter of 2004.

The Company's concept, through its subsidiary IBID, is a network of metropolitan auction web sites powered by dynamic database programming. The concept capitalizes on the popularity of Internet auctions and the potential of Internet commerce, and creates a new alternative marketing avenue for businesses taking a fresh approach to Internet auctions.

On April 14, 2004, the Company, Carl Foster, and Foster Sports, Inc., a Florida corporation entered into a stock purchase agreement under which the Company acquired an 80% interest in Foster Sports, Inc. in consideration for 480,000 shares of the Company's common stock, subject to certain vesting requirements, which were obtained by Carl Foster and Foster Sports upon the commencement of radio broadcasting in Central Florida.

Foster Sports, Inc. is a South Florida based sports media company that holds all programming rights to radio station WFLN 1400 AM, The Fan. Carl Foster, the president of Foster Sports, Inc., is a 25-year sports reporting veteran and radio personality. Foster Sports produces sports radio talk shows as well as additional programming during the NFL and college football season. Foster Sports also circulates a web-based newsletter to approximately 1.5 million sports fans on a weekly basis. Foster Sports live programming on 1400 AM commenced in early May in South Florida. The Fan has also recently commenced broadcasting in Central Florida on 660 AM.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

NOTE 2 - SUBSEQUENT EVENTS

On July 30, 2004, the Company announced that they entered into an agreement to acquire 100% of Media Billing Company, LLC and Internet Billing Company (collectively "iBill") from Penthouse International, Inc. ("Penthouse"). Under the Stock Purchase Agreement, the Company will issue a newly authorized series of its class D convertible preferred stock and 3.89 million shares of its restricted common stock. At the closing of the transaction Penthouse will own 19.9% of Care Concepts I, Inc. outstanding common stock. The percentage of the fully diluted Company common shares to which the series D preferred stock may be convertible will depend upon the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the iBill subsidiary in fiscal 2004 or 2005.

The maximum number of Company common shares issued to Penthouse in the transaction will not exceed 49.9% of the fully diluted Company common stock. The day-to-day operations of iBill will be continued by its current management.

The closing of the transaction is subject to standard closing conditions as well as approval of the American Stock Exchange ("AMEX"), which has preliminarily advised the Company that to maintain its listing on the AMEX it would require satisfying all of the existing criteria for initial listing on the AMEX giving effect to the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
--------------------------

The following discussion contains, in addition to historical information, forward-looking statements regarding Care Concepts I, Inc., that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY
----------------------------------------------

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

On April 14, 2004, the Company, Carl Foster, and Foster Sports, Inc., a Florida corporation entered into a stock purchase agreement under which the Company acquired an 80% interest in Foster Sports, Inc. in consideration for 480,000 shares of the Company's common stock, subject to certain vesting requirements, which were obtained by Carl Foster and Foster Sports upon the commencement of radio broadcasting in Central Florida.

Foster Sports, Inc. is a South Florida based sports media company that holds all programming rights to radio station WFLN 1400 AM, The Fan. Carl Foster, the president of Foster Sports, Inc., is a 25-year sports reporting veteran and radio personality. Foster Sports produces sports radio talk shows as well as additional programming during the NFL and college football season. Foster Sports also circulates a web-based newsletter to approximately 1.5 million sports fans on a weekly basis. Foster Sports live programming on 1400 AM commenced in early May in South Florida. The Fan has also recently commenced broadcasting in Central Florida on 660 AM.

Our principal objectives are to expand the programming of The Fan and to become a leading Internet destination for consumers seeking discounts on products and services from local establishments and a key advertising and promotion vehicle for businesses seeking to generate customer visits to their place of business. To achieve these objectives, we are pursuing the following strategies:

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

Develop and implement advertising and promotion strategies to drive traffic to the Internet auction site - We intend to drive traffic to our online auction site through a variety of promotions and activities.

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

With the acquisition of Foster Sports, Inc. the Company plans on expanding the above initiatives through broadcast media and the integration of the on-line auction for enhancing Foster's marketing reach. To achieve these objectives, we have initiated the following strategies:

         o Obtained a network affiliation agreement with Fox Sports Radio that will air popular syndicated sports radio shows on the South Florida station, 1400 The Fan, that will increase our daily audience and enhance the line-up.

         o        Secured a marketing alliance with Seminole/Hard Rock Hotel &
                  Casino

         o Expand relationships with clients to become exclusive sponsors of select sports programs, increasing brand identification and daily audience.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2004 as Compared to the Three Months Ended June 30, 2003

GROSS REVENUES. Gross revenues increased from $119,060 for the three month period ended June 30, 2003 to $126,184 for the three month period ended June 30, 2004, an increase of $7,124. Revenue for the three month period ended June 30, 2003 consisted of on-line auctions and the sale of cel art. Revenue for the three month period ended June 30, 2004 consisted of on-line auctions and advertising revenue generated by Foster Sports. We believe that revenues will continue to increase as Foster Sports completes its transition from a 4 hour format to a 24/7 format and with the continued development of our current on-line auction markets

OPERATING EXPENSES. Operating expenses increased from $272,985 for the three months ended June 30, 2003 to $ 1,074,882 for the three months ended June 30, 2004, an increase of $ 801,897 or 294%, due to increases in costs of sales and general and administrative expenses. Approximately $ 619,000 of the increase is due to the operations of Foster Sports.

Costs of sales increased from $22,500 for the three months ended June 30, 2003 to $366,585 for the three months ended June 30, 2004, an increase of $344,085 primarily due to Foster Sports': (1) purchase of air time for approximately $250,000; (2) barter inventory cost; and (3) commissions paid.

General and administrative expenses increased from $250,485 for the three months ended June 30, 2003 to $708,296 for the three months ended June 30, 2004, an increase of $ 457,811. The increase is primarily due to the acquisition of Foster Sports. Foster Sport's general and administrative expense for the quarter was $350,863. Included in the general and administrative expenses for Foster Sports are approximately $76,000 in professional services associated with the acquisition of Foster Sports which are non-recurring. The remaining expenses primarily consisted of salaries of $137,100, professional fees of $41,000, rent expense of $28,570 and advertising of $22,420. For the three months ended June 30, 2003 the Company subleased a large portion of its office space which reduced general and administrative expenses in 2003 by approximately $60,000. Included in selling, general and administrative expenses was depreciation and amortization expense of $49,471 for both periods.

NET INCOME (LOSS). Net loss increased from $156,102 for the three months ended June 30, 2003 to $835,016 for the three months ended June 30, 2004, primarily due to non-reoccurring costs associated with the Company's acquisition of Foster Sports. In addition, Foster Sports incurred significant non-reoccurring costs associated with commencement of its broadcasting operations on 1400AM and 660AM.

Six Months Ended June 30, 2004 as Compared to the Six Months Ended June 30, 2003

GROSS REVENUES. Gross revenues increased from $184,431 for the six month period ended June 30, 2003 to $217,151 for the six month period ended June 30, 2004, an increase of $32,720 or 17.7%, primarily as a result of the addition of Foster Sports.

OPERATING EXPENSES. Operating expenses increased from $525,062 for the six months ended June 30, 2003 to $1,229,277 for the six months ended June 30, 2004, an increase of $704,215, or 134%, due to the reasoning provided above.

Costs of sales increased from $22,500 for the six months ended June 30, 2003 to $368,110 for the six months ended June 30, 2004, an increase of $345,610 primarily due to Foster Sports' (1) purchase of air time of approximately $250,000; (2) barter inventory costs; and (3) commissions paid.

General and administrative expenses increased from $502,562 for the six months ended June 30, 2003 to $861,167 for the six months ended June 30, 2004, an increase of $358,605, due to the reasoning provided above. Included in selling, general and administrative expenses was depreciation and amortization expense of $98,942 for both periods.

NET INCOME (LOSS). Net loss increased from $344,992 for the six months ended June 30, 2003 to $904,257 for the six months ended June 30, 2004, primarily due to the transition costs associated with the Company acquiring Foster Sports and Foster Sports' costs associated with starting up its radio broadcasting operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2004 the Company has cash of approximately $5,009 and a working capital deficit of $200,345. The Company has continually sustained losses and has an accumulated deficit of $1,818,632 reflective of significant funds expended to develop and grow the Company's business. At June 30, 2004, the Company had received advances of $1,164,910 from its shareholders. The notes are non interest bearing.

The Company currently believes that operating cash flows, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements through 2004. Such operating needs and capital requirements include short-term commitments, and market penetration in our existing markets. Expansion beyond these markets is contingent on the current auction markets or Foster Sports generating adequate cash flow or the receipt of third party financing.

At June 30, 2004 other assets increased to $312,500 from $12,500 at December 31, 2003. This increase is principally due to a deposit paid to James Crystal Radio under a Time Brokerage Agreement for the purchase of programming rights to 1400AM.

We will need approximately $1,000,000 for operations over the next 12 months in order to open 7 to 10 new Internet auction markets. Each new market costs approximately $70,000 to open and stabilize to break-even status. Expansion into each market is predicated on our ability to borrow from third parties or on revenue being generated by the current markets to fund future markets. We believe that revenue generated by current operations is sufficient to maintain Foster Sports.

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

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT
------------------------------------------------------

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

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

On April 13, 2004, the Company issued 480,000 shares of its common stock to Carl Foster pursuant to a stock purchase agreement, as amended, by and between the Company, Carl Foster and Foster Sports, Inc. The shares of common stock issued to Carl Foster were subject to certain vesting requirements. The vesting requirements have been met. The shares issued to Mr. Foster were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. The shares issued to Mr. Foster contain a legend restricting their transferability absent registration or applicable exemption. Mr. Foster had access to current information concerning the Company and had the opportunity to ask questions concerning the Company at the time of the issuance of the shares.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

On July 30, 2004, the Company announced that they entered into an agreement to acquire 100% of Media Billing Company, LLC and Internet Billing Company (collectively "iBill") from Penthouse International, Inc. ("Penthouse"). Under the Stock Purchase Agreement, the Company will issue a newly authorized series of its class D convertible preferred stock and 3.89 million shares of its restricted common stock. At the closing of the transaction Penthouse will own 19.9% of Care Concepts I, Inc. outstanding common stock. The percentage of the fully diluted Company common shares to which the series D preferred stock may be convertible will depend upon the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the iBill subsidiary in fiscal 2004 or 2005.

The maximum number of Company common shares issued to Penthouse in the transaction will not exceed 49.9% of the fully diluted Company common stock. The day-to-day operations of iBill will be continued by its current management.

The closing of the transaction is subject to standard closing conditions as well as approval of the American Stock Exchange ("AMEX"), which has preliminarily advised the Company that to maintain its listing on the AMEX it would require satisfying all of the existing criteria for initial listing on the AMEX giving effect to the acquisition.

iBill provides online payment technologies enabling the purchase and sale of content and other downloadable services over the Internet. iBill was established in 1996 and has generated positive operating income since inception. iBill has maintained profit margins by focusing on adult entertainment content, the dominant paid content category for many years. Currently, approximately 78% of its revenues are from adult entertainment content. More recently, the company has focused on various growing Internet content categories such as online subscriptions, music, dating and video games and is implementing an expansion into categories like online travel and online auctions.

iBill is a leading provider of CRM (Customer Relationship Management) financial applications which enables small and medium-sized businesses to easily secure, manage and share mission-critical financial information over the Internet. Through a registered iBill account, more than 27.0 million online consumers have used iBill to purchase restricted access to various online content and services. In 2003, iBill averaged 1.2 million transactions per month and completed approximately $330.00 million in gross transactions.

Item 6.   Exhibits and Reports on Form 8-K

          A. Exhibits:

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

          31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

          32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

          B. Reports on Form 8-K

                  On March 31, 2004, the Company filed a Form 8-K current report under Items 7 and 9 disclosing the issuance of a press release announcing the Company's financial results for the year ended December 31, 2003.

                  On April 14, 2004, the Company filed a Form 8-K current report under Items 7 and 9 disclosing the issuance of a press release announcing that the Company had entered into a letter of intent to acquire a controlling in Foster Sports, Inc.

                  On April 23, 2004, the Company filed a Form 8-K current report under Items 2 and 7 disclosing the execution of a stock purchase agreement with Carl Foster and Foster Sports, Inc. under which the Company acquired an 80% interest in Foster Sports, Inc.

                  On June 28, 2004, the Company filed a Form 8-K/A current report under Items 2 and 7 disclosing an amendment to the stock purchase agreement with Carl Foster and Foster Sports, Inc. Pursuant to the amendment and subject to certain vesting requirements, 100% of the Company's common stock issued to Carl Foster under the stock purchase agreement has vested.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Care Concepts I, Inc.

August 14, 2004                   /s/ Steve Markley
                                 --------------------------------------------
                                 Steve Markley,
                                 Chief Executive Officer, Chief Financial
                                 Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER and PRINCIPAL ACCOUNTING OFFICER)