Form 10QSB
period 2004-09-30
CARE CONCEPTS I INC  /FL/
filed 2004-11-22
CIK 842927

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

                For the quarterly period ended September 30, 2004

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to___________

                         Commission file number: 0-20958

                              CARE CONCEPTS I, INC.
                              ---------------------
            (Name of small business issuer specified in its charter)

            DELAWARE                                           86-0519152
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                    2200 SW 10th Street, Deerfield Beach, FL
                    ----------------------------------------
          (Address of principal executive offices, including zip code)

                                 (954) 363-4797
                                 --------------
                (Issuer's telephone number, including area code)

                    760 E. McNab Rd. Pompano Beach, FL 33060
                    ----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,672,425 Shares of Common Stock at November 12, 2004

                             CARE CONCEPTS I, INC.
                             ---------------------

                                      Index

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

         Consolidated condensed balance sheets at September 30, 2004
         and December 31, 2003..........................................    3

         Consolidated condensed statements of operations for the three
         and nine months ended September 30, 2004 and 2003..............    4

         Consolidated condensed statements of cash flows for the
         nine months ended September 30, 2004 and 2003..................    5

         Notes to consolidated condensed financial statements for the nine months ended September 30, 2004 and 2003..................  6 - 8

Item 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations...................................... 13 - 14

Item 3.  Controls and Procedures........................................   13

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings..............................................   13
Item 2.  Changes in Securities..........................................   13
Item 3.  Defaults Upon Senior Securities................................   13
Item 4.  Submission of Matters to a Vote of Security Holders............   13
Item 5.  Other Information..............................................   14
Item 6.  Exhibits and Reports on Form 8-K...............................   14

Signatures..............................................................   15

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                September 30,    December 31,
                                   ASSETS                                            2004           2003
                                                                                 -----------     ----------

Cash and cash equivalents                                                        $    54,735          1,144
Accounts receivable                                                                   64,971         23,225
Stock investment                                                                      12,037             --
Prepaid and other current assets                                                     463,291             --
                                                                                 -----------    -----------
Total current assets                                                                 595,034         24,369

Furniture and fixtures, net of accumulated depreciation of $61,764 and $39,944       136,832         42,766
Auction software, net of accumulated amortization of $658,708 and $522,424         1,158,416      1,294,700
Auction content inventory                                                          3,859,323      3,833,950
Goodwill                                                                           4,026,151
Other assets                                                                         162,500         12,500
                                                                                 -----------    -----------
Total Assets                                                                     $ 9,938,256    $ 5,208,285
                                                                                 ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
Accounts payable                                                                 $   144,108    $    15,013
Accrued expenses                                                                     342,856             --
Deferred revenue                                                                     142,714             --
Notes payable                                                                          2,000             --
                                                                                 -----------    -----------
 Total Current Liabilities                                                           631,678         15,013

Shareholders' loans                                                                2,200,736          7,316
                                                                                 -----------    -----------
Total Liabilities                                                                  2,832,414         22,329
                                                                                 -----------    -----------

Minority Interest                                                                    707,775             --
                                                                                 -----------    -----------

Shareholders' Equity

Common stock, par value $.001, 30,000,000 shares authorized; 15,672,425 and
15,192,425 shares issued and outstanding                                              15,672         15,192
Preferred B, par value $0.001, 10,000 shares authorized, 1,000 shares
issued and outstanding                                                                     1              1
Preferred C, par value, $0.001, 45,000 shares authorized, 10,000 issued and
outstanding                                                                               10             10
Additional paid-in-capital                                                         9,184,647      6,089,127
Unrealized loss on stock investment                                                  (23,148)            --
Accumulated deficit                                                               (2,779,115)      (918,374)
                                                                                 -----------    -----------
Total Shareholders' Equity                                                         6,398,067      5,185,956
                                                                                 -----------    -----------
Total Liabilities and Shareholders' Equity                                       $ 9,938,256    $ 5,208,285
                                                                                 ===========    ===========

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                  For the Three Months Ended    For the Nine months Ended
                                                         September 30,               September 30,
Net Sales:                                            2004          2003          2004           2003
                                                 --------------------------------------------------------
           Revenues                                  395,659         79,069        612,810        263,500

Costs and Expenses:
           Cost of sales                             497,785             --        865,897         22,500
           Selling, general and administrative       906,389        148,301      1,767,555        658,649
                                                 -----------    -----------    -----------    -----------
           Total Costs and Expenses                1,404,174        148,301      2,633,452        681,149

                                                 -----------    -----------    -----------    -----------
           Operating loss                         (1,008,515)       (69,232)    (2,020,642)      (417,649)

           Interest expense/(income)                  60,446             --         60,979            361
                                                 -----------    -----------    -----------    -----------
Loss before minority interest                     (1,068,962)    (2,081,621)      (418,010)

           Minority loss                            (108,480)            --       (220,881)            --
                                                 -----------    -----------    -----------    -----------
Net loss                                            (960,482)       (69,232)    (1,860,740)      (418,010)

           Dividends on preferred stock               (2,000)        (2,000)        (6,000)        (6,000)

                                                 -----------    -----------    -----------    -----------
    Net loss applicable to common stock             (962,482)       (71,232)    (1,866,740)      (424,010)
                                                 ===========    ===========    ===========    ===========

Net Loss per Common Share -Basic and Diluted           (0.06)         (0.00)         (0.12)         (0.03)
                                                 -----------    -----------    -----------    -----------

Weighted average common shares outstanding -
basic and diluted                                 15,672,425     15,192,425     15,515,425     15,192,425
                                                 ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                              CARE CONCEPTS I, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the Nine months Ended
                                                                                       September 30,
                                                                                   2004            2003
                                                                               --------------- ----------
Cash Flows from Operating Activities:
         Net loss                                                               (1,860,740)      (418,010)

         Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation                                                               19,321         12,153
         Amortization                                                              136,284        136,285
         Minority interest                                                        (222,377)            --
         Loss on disposal of fixed assets                                           45,901             --
         Changes in operating assets and liabilities:
           (Increase) decrease in:
           Accounts receivable                                                     (41,746)       142,750
           Credit cards receivable                                                      --            287
           Stock Investment - Barter                                               (35,185)            --
           Prepaid assets and other current assets                                (613,291)            --
           Auction content inventory                                               (25,373)        22,500
           Increase (decrease) in:
           Accounts payable                                                        129,095         (4,392)
           Accrued expenses                                                        342,856             --
           Other current liabilities                                               144,714             --
                                                                               -----------    -----------
         Net cash used in operating activities                                  (1,980,541)      (108,427)
                                                                               -----------    -----------

         Cash Flows from Investing Activities:
           Purchase of furniture and fixtures                                     (159,288)          (886)
                                                                               -----------    -----------
           Net cash used in investing activities                                  (159,288)          (886)
                                                                               -----------    -----------
         Cash Flows from Financing Activities:

           Proceeds from shareholders loans                                      2,354,143             --
           Repayments of shareholders' loans                                      (160,723)        (2,808)
           Payments on notes payable                                                    --         (1,640)
                                                                               -----------    -----------
           Net cash (used in) provided by financing Activities                   2,193,420         (4,448)

         Net  Increase (Decrease) in Cash and Cash Equivalents                      53,591       (113,761)
         Cash and Cash Equivalents, Beginning of year                                1,144        122,044
                                                                               -----------    -----------
         Cash and Cash Equivalents, End of period                                   54,735          8,283
                                                                               ===========    ===========

Supplemental Disclosure of cash flow information

Non-cash transactions:
         Acquisition through issuance of equity                                $ 3,096,000             --

          See accompanying notes to consolidated financial statements.

                              Care Concepts I, Inc.
              Notes to Consolidated Condensed Financial Statements


NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Company continues to evolve from an online marketing, advertising and sales promotion company into a media holding company with recent investments in significant consumer brands such as , PENTHOUSE TM an adult entertainment company, and in animation art produced by Filmation, Sony/Columbia, MCA/Universal and Lucas film. Through our wholly owned subsidiary iBid America, the Company continues to combine the long established sales promotion techniques of discount coupons and promotional offers with the more recent development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by businesses. In exchange for promoting and marketing these businesses on our website and through community functions such as charity events, we retain the auction revenue generated by the online consumer auctions. Participating businesses pay for exposure by honoring the gift certificates won on our site. Winning bidders maintain credit cards on file with us, which are automatically charged once they win an auction. If the auction won is to benefit one of the numerous charities with which we work, all proceeds except credit card processing fees are then donated to the charity.

Our popular charity auctions have successfully featured collectible, limited edition original hand painted animated cartoon cel art, of which we are the holders of one of the world's largest collections. Our website presence now includes 4playauction.com, an adult lifestyle auction website that complements our existing operations and brand investments. The IBID auction site is localized to specific geographic areas. Currently we run live auctions in Central Florida, South Florida, Southwest Florida, Greater Cincinnati, and other Ohio markets. The Las Vegas market development is currently on hold and the Company anticipates the market will be active during the fourth quarter of 2004.

On April 14, 2004, the Company, Carl Foster, and Foster Sports, Inc. ("Foster Sports"), a Florida corporation entered into a stock purchase agreement under which the Company acquired an 80% interest in Foster Sports consideration for 480,000 shares of the Company's common stock, subject to certain vesting requirements, which were satisfied by Carl Foster and Foster Sports upon the commencement of radio broadcasting in Central Florida. (see Note 2)

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

NOTE 2 - SUBSEQUENT EVENTS

Investment in Penthouse Media Group, Inc.

On October 19, 2004, the Company purchased 395,519 Class B shares of Penthouse Media Group, Inc. (formerly, General Media, Inc.) ("PMG"), representing a non-voting equity interest of approximately 39.3%. PMG is a brand-driven global entertainment business founded by Robert C. Guccione in 1965 whose flagship PENTHOUSE TM brand is one of the most recognized consumer brands in the world and is widely identified with premium entertainment for adult audiences. PMG caters to the interest of men through various trademarked publications, movies, the Internet, location-based live entertainment clubs and consumer product licenses. The Company purchased its equity interest in PMG from PET Capital Partners, LLC.

In connection with its investment in PMG, the Company issued preferred stock and notes that are convertible into an aggregate of 68,000,000 shares of the Company's common stock. In addition, the Company issued warrants to purchase an additional 4,215,776 shares of the Company's common stock to the holders of the convertible preferred stock and convertible notes.

The Company expects to report its investment in PMG under the cost method of accounting. Accordingly, the investment will be reflected on the balance sheet at its initial cost, and the Company will recognize income only to the extent it receives cash distributions from PMG. Based on the Company's preliminary analyses, the investment in PMG will be recorded at approximately $30,000,000, and the Company will record liabilities of approximately $7,000,000 and additional equity of approximately $23,000,000.

Purchase of 4playauction.com

In November 2004, the Company acquired 4playauction.com, an adult lifestyle auction website, in exchange for 25,000 shares of the Company's common stock, valued at approximately $15,500 based on the closing market price of the Company's common stock on the date of acquisition. The acquisition of 4playauction.com, which includes the website, URL, and proprietary software, is a logical and synergistic addition to our existing mainstream auction operations and our investments in adult brands including our 40% equity interest in PMG.

Purchase of animation art

In November 2004, the Company acquired additional libraries of original cartoon cel art produced by movie studios, adding to the Company's existing inventory. This acquisition from five different private collections will now position the Company as owner of one of the world's largest collections of limited edition original hand painted animated cartoon cel art. These pieces of art are going to be marketed through the internet utilizing our extensive database as well as retail sites throughout the world. The additional libraries were acquired in exchange for common stock that had a market value of approximately $1,380,000 on the transaction date.

Foster Sports discontinued as Subsidiary
During the third quarter 2004, the Company's business strategy evolved into a more concise plan to target significant consumer brands in adult entertainment, with its equity interest in PMG, and in animation art, with its purchase of cartoon cel art produced by major motion picture studios. The Company's Internet auction format was additionally strengthened by the acquisition of 4Playauction.com. To better focus on its interactive branding through print and Internet outlets, in November 2004 the Company elected to divest its ownership interest in Foster Sports and will no longer pursue business combinations with entities engaged in radio media. Because the parties had not fully performed certain obligations under the contract, the transaction was mutually rescinded and accounted for as an unwinding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
--------------------------

The following discussion contains, in addition to historical information, forward-looking statements regarding the Company that involves risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY
----------------------------------------------

Historically the operations of the Company has consisted of (i) an investment in an online auction website, (ii) investments in an animation library (iii) and investment in a sports talk radio station. In October 2004, the Company made an investment in Penthouse Media Group, Inc. (see "PENTHOUSE Strategy" below).

The Company through its wholly owned subsidiary iBid America, Inc. is an online marketing, advertising and sales promotion company that combines the long established sales promotion techniques of discount coupons and promotional offers with the more recent development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by businesses. These businesses are local commercial establishments seeking to promote their business, introduce new products and services, generate consumer awareness, develop new customers and reward existing customers with the ultimate goal of developing additional consumer visits to their establishments.

The PENTHOUSE Strategy

On October 19, 2004, the Company purchased 395,519 Class B shares of Penthouse Media Group, Inc. (formerly, General Media, Inc.) ("PMG"), representing a non-voting equity interest of approximately

39.3%. PMG is a brand-driven global entertainment business founded by Robert C. Guccione in 1965 whose flagship PENTHOUSE TM brand is one of the most recognized consumer brands in the world and is widely identified with premium entertainment for adult audiences. PMG caters to mens' interests through various trademarked publications, movies, the Internet, location-based live entertainment clubs and consumer product licenses. The Company purchased its equity interest in PMG from PET Capital Partners, LLC.

In connection with its investment in PMG, the Company issued preferred stock and notes that are convertible into an aggregate of 68,000,000 shares of the Company's common stock. In addition, the Company issued warrants to purchase an additional 4,215,776 shares of the Company's common stock to the holders of the convertible preferred stock and convertible notes.

The Company expects to report its investment in PMG under the cost method of accounting. Accordingly, the investment will be reflected on the balance sheet at its initial cost, and the Company will recognize income only to the extent it receives cash distributions from PMG. Based on the Company's preliminary analyses, the investment in PMG will be recorded at approximately $30,000,000, and the Company will record liabilities of approximately $7,000,000 and additional equity of approximately $23,000,000.

The Company's strategy is to participate directly in the commercial use, subject to definitive licensing agreements granted by PMG, of the PENTHOUSE brand name and indirectly through the passive investment in PMG. PMG and its affiliates have recorded historical estimated gross sales of $3.0 billion since inception and, as a result, the PENTHOUSE brand has developed a prominent awareness in the mind of consumers. We believe that it would be financially impractical for competitors to recreate this level of public recognition for a similar brand and therefore the brand has substantial commercial value. In addition to the prohibitive cost of developing similar brand value, the estimated future cash flows derived from the licensing of the PENTHOUSE brand name in exchange for recurring royalty payments is a factor in determining the fair value of the intellectual property represented by the brands. The actual current commercial market value of the PENTHOUSE brand name is not determinable at this time, but it will not impact the Company's financial position or results of operations except to the extent such value indicates that impairment has occurred.

As a result of this investment, the Company is the largest single beneficial owner of PMG. PMG is controlled by affiliates of Marc Bell Capital Partners. Marc Bell Capital Partners and its affiliates are currently the largest holders of PMG debt and equity securities. The Company has certain rights set forth in it shareholder agreement intended to enable it to participate with the other equity holders of PMG in certain significant transactions, including a future initial public offering.

New technologies have lowered costs and changed the way in which adult content is produced, distributed and viewed. Lower costs, in particular, have lowered barriers to entry and increased competition in the adult entertainment industry. The trend toward wider acceptance of sexually-explicit material and ongoing technological developments has contributed to a large and growing global market for adult content.

Demand for adult entertainment products has grown substantially in recent years. According to a 2003 Reuters report, the total worldwide adult entertainment market exceeds $31.0 billion annually, including magazines, DVDs, memberships and subscriptions, magazines, telephone sex lines, cable and satellite pay-per-view programming, adult videos and toys and other related products and services.

The proliferation of easy to use electronic equipment, such as VCRs and DVD players, which allow consumers to view high quality video products in the privacy of their home, has boosted demand for adult media content compatible with these formats. For example, the installed base of DVD players in Western Europe and the United States, which doubled in 2001, was expected to reach 48 million households by the end of 2003 in the United States alone. Also, the evolution of the Internet as a channel of commerce and content distribution has stimulated additional demand for adult media content. In addition, advances in cable, satellite and hotel communications systems have furnished another relatively new channel for the delivery of media content, including adult entertainment, into private homes, hotels and businesses. The next generation of mobile devices, including 3G mobile phones, provides a global opportunity for growth in content distribution.

Management believes that the combination of the above market conditions and the worldwide recognition of the PENTHOUSE brand name provide an opportunity for enhanced shareholder value for the Company from its PMG investment.


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003

GROSS REVENUES. Gross revenues increased from $79,069 for the three month period ended September 30, 2003 to $395,659 for the three month period ended September 30, 2004, an increase of $316,590. Revenue for the three month period ended September 30, 2003 consisted of on-line auctions and the sale of cell art. Revenue for the three month period ended September 30, 2004 consisted of on-line auctions and advertising revenue generated by Foster Sports.

OPERATING EXPENSES. Operating expenses increased from $148,301 for the three months ended September 30, 2003 to $ 1,404,174 for the three months ended September 30, 2004, an increase of $1,255,873. The increase was due primarily to an increase of approximately $405,000 due to the operations of Foster Sports being included in the 2004 period and approximately $355,000 due to management and professional fees paid relating to recent acquisition due diligence.

Costs of sales for the three months ended September 30, 2004 of $497,785 represented the purchase of air time, barter inventory cost, and commissions, none of which were incurred in the 2003 period.

General and administrative expenses increased from $148,301 for the three months ended September 30, 2003 to $906,389 for the three months ended September 30, 2004, an increase of $758,088. The increase is primarily due to the operations of Foster Sports, fees associated with the acquisition of and disposition of the Orlando radio market with Foster Sports and management fees being included in the 2004 period. Included in selling, general and administrative expenses was depreciation and amortization expense of $56,663 and $49,471 for the period ending September 30, 2004 and 2003, respectfully.

NET INCOME (LOSS). Net loss increased from $69,232 for the three months ended September 30, 2003 to $960,482 for the three months ended September 30, 2004, primarily due to non-recurring costs associated with the Company's acquisition and disposition of the Orlando radio market with Foster Sports and professional fees related to recent acquisition due diligence.

Nine months Ended September 30, 2004 as Compared to the Nine months Ended September 30, 2003

GROSS REVENUES. Gross revenues increased from $263,500 for the nine month period ended September 30, 2003 to $612,810 for the nine month period ended September 30, 2004, an increase of $349,310 or 132.6%, primarily as a result of the addition of Foster Sports.

OPERATING EXPENSES. Operating expenses increased from $681,148 for the nine months ended September 30, 2003 to $2,633,452 for the nine months ended September 30, 2004, an increase of $1,952,303, or 287%, due to the same factors as those impacting the periods for the three months ended September 30, 2004 and 2003.

Costs of sales increased from $22,500 for the nine months ended September 30, 2003 to $865,897 for the nine months ended September 30, 2004, an increase of $843,397 primarily due to the same factors as those impacting the periods for the three months ended September 30, 2004 and 2003.

General and administrative expenses increased from $658,649 for the nine months ended September 30, 2003 to $1,767,555 for the nine months ended September 30, 2004, an increase of $1,108,906, due to the same factors as those impacting the periods for the three months ended September 30, 2004 and 2003. Included in selling, general and administrative expenses was depreciation and amortization expense of $148,438 and $155,605 for the period ended September 30, 2003 and 2004, respectfully.

NET INCOME (LOSS). Net loss increased from $418,010 for the nine months ended September 30, 2003 to $1,860,740 for the nine months ended September 30, 2004, primarily due the same factors as those impacting the periods for the three months ended September 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2004 the Company had cash of approximately $54,735 and a working capital deficit of $36,644. The Company has continually sustained losses and has an accumulated deficit of $2,779,115 reflective of significant funds expended to develop and grow the Company's business. Although operating cash flows and current cash balances will not be sufficient to meet the Company's liquidity needs and capital requirements, the Company intends to pursue additional sources of funding through the issuance of debt or equity securities. Such liquidity and capital requirements include short-term commitments, including interest and dividend payments on the securities issued in connection with the Company's investment in PMG, and the capital necessary to achieve deeper market penetration into our existing markets. Expansion beyond the existing markets is contingent on the current auction markets generating adequate cash flow or the ability of the Company capital through third party financing.

We will need approximately $1,000,000 for operations in the next twelve months, assuming that we open 7 to 10 new markets. Each new market costs approximately $70,000 to open and stabilize to break-even status. Expansion into each market is predicated on our ability to borrow from third parties or on revenue being generated by the current markets to fund future markets.

The terms upon which the Company can raise capital, if at all, may dilute the ownership of existing shareholders or adversely affect their positions. If current markets are not generating revenue beyond break-even status, enabling us to expand into the next market, or if we are unable to raise additional capital through the issuance of debt or equity securities, we may need to suspend our plans for expansion, which would have a material adverse affect on the Company's financial position and results of operations.

During the first nine months of 2004, prepaid and other current assets of $463,291 were recorded primarily resulting from direct costs of recently announced business acquisitions which will be offset against proceeds when the transaction is recorded. Goodwill of $4,026,151 was recorded in 2004 in connection with the acquisition of Foster Sports. Accounts payable and accrued expenses increased by $471,951 in the first nine months of 2004 due to the timing of vendor payments and the inclusion of Foster Sports. Deferred revenue of $142,714 at September 30, 2004, represented advertising billed and collected in advance of actual airing. During the first nine months of 2004, shareholders' loans increased by $2,193,420 as a result of additional net funding provided by shareholders.

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

PART II   OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings

           None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           None.

Item 3.    Defaults upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information


Item 6.    Exhibits

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

                                  Care Concepts I, Inc.

November 22, 2004                  /s/ Steve Markley
                                  --------------------------------------------
                                  Steve Markley,
                                  Chief Executive Officer, Chief Financial
                                  Officer and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER and PRINCIPAL ACCOUNTING OFFICER)