Form 10KSB
period 2004-12-31
Interactive Brand Development Inc.
filed 2005-04-15
CIK 842927

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission file number: 0-20958

                       INTERACTIVE BRAND DEVELOPMENT, INC.
            (Name of small business issuer specified in its charter)

                Delaware                              86-0519152
      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification Number)

               2200 SW 10th Street Deerfield Beach, Florida 33442
          (Address of principal executive offices, including zip code)

                                 (954) 363-4400
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                (Title of Class)
                    Common Stock, $0.001 par value per share

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $262,734.

The number of shares outstanding of the issuer's common stock as of March 18, 2005 was 29,620,805 shares. The aggregate market value of the common stock ( 11,256,906 shares) held by non affiliates, based on the closing price ($0.38) of the common stock as of March 18, 2005 was $26,837,511.

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

ITEM 1.  DESCRIPTION OF THE BUSINESS

GENERAL

         Interactive Brand Development, Inc. is a media and marketing company with interests in online auctions, classic animation libraries and branded adult entertainment. We hold a 34.7% equity interest in Penthouse Media Group, Inc., an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property. Subsequent to December 31, 2004, on January 21, 2005, we acquired 100% of the membership interests of Media Billing LLC and its wholly owned subsidiary, Internet Billing Company LLC, an online payment processing provider (www.ibill.com). Additionally, we purchased 6,250 shares of XTV, Inc. common stock (www.ext.com) ("XTV") from XTV Investments LLC on March 31, 2005, representing a 25% interest. A portion of the shares (2,083) are subject to an escrow agreement in which we must verify either 10,000 qualified subscribers to earn out 1,042 shares or 20,000 qualified subscribers to earn out all 2,083 shares on or before October 31, 2006 at which time the balance of any unearned shares is returned to XTV for cancellation. XTV has developed and launched an interactive Internet based digital system that can deliver paid video and other interactive content to consumers directly to their traditional television sets or computers.

         Through our wholly owned subsidiary iBid America, Inc., we operate our online marketing, advertising and sales promotion business. At our website, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by businesses. In exchange for promoting and marketing these businesses on our website and through community functions such as charity events, we retain the auction revenue generated by the online consumer auctions. The iBid auction site is localized to specific geographic areas, and we currently conduct live auctions in Central Florida, South Florida, and Greater Cincinnati, Ohio.

         On October 19, 2004, we consummated a transaction to acquire a 39.5% minority equity interest in the post-bankruptcy, reorganized Penthouse Media Group, Inc. (formerly known as General Media, Inc.). Such amount of equity was subsequently reduced to 34.7%. Penthouse Media Group emerged from bankruptcy reorganization on October 5, 2004. In order to finance the purchase price for our equity investment in the reorganized Penthouse Media Group, we sold $9.525 million principal amount of our 10% Promissory Notes, due September 15, 2009, 35,000 shares of our Series E convertible preferred stock, 34,500 shares of our Series F convertible redeemable senior secured preferred stock and 45,000 shares of our Series G convertible preferred stock to 22 investors for $16.475 million of gross proceeds. Currently, such convertible securities, together with 3-year warrants to purchase up to 4,216,280 additional shares of our common stock at $3.00 per share, may be converted or exercised for up to 72,216,280 shares of our common stock. Proceeds from warrant conversion are $12,648,840.

         In October 2004, in anticipation of the acquisition of iBill (defined below) and to collateralize our obligations to holders of our 10% notes and our series F preferred stock aggregating $14.975 million, PHSL (defined below), Media Billing and iBill granted such investors subordinated security interests totaling $14.975 million in the iBill equity and assets.

         Effective January 21, 2005, we completed the acquisition of 100% of the equity interests in Media Billing Company, LLC, which owns 100% of the equity interests in Internet Billing Company, LLC ("iBill"), from PHSL Worldwide, Inc and certain of its affiliates ("PHSL").

         In connection with the acquisition of iBill in January 2005, we issued to PHSL 330,000 shares of its Series D Preferred Stock. The Series D Preferred Stock is convertible at any time at the option of the holder, into that number of shares of IBD common stock as shall represent 49.9% of the fully-diluted shares of our common stock on the date of conversion. The Series D Preferred Stock pays no dividend, has a $100 per share liquidation value, and is unsecured and non-redeemable.

         On December 3, 2004, we entered into a non-binding letter of intent with XTV Investments LLC to acquire a 25% equity interest in XTV, Inc. .On March 31, 2005 we expanded our activities in the media industry by acquiring 6,250 shares of XTV, Inc. common stock from XTV Investments LLC. XTV currently has 25,000 shares of common stock outstanding. 2,083 of the 6,250 shares we purchased are subject to an escrow agreement in which we must verify either 10,000 qualified subscribers to earn out 1,042 shares or 20,000 qualified subscribers to earn out all 2,083 shares on or before October 31, 2006 at which time the balance of any unearned shares is returned to XTV for cancellation. XTV is a development stage interactive video-on-demand company that intends to broadcast video content to standard television sets using the Internet (video over IP; or IPTV) .

         Our executive offices are located at 2200 S.W. 10th Street, Deerfield Beach, FL 33442. Our telephone number (954) 363-4400, fax number is (954) 363-4730 and website is www.ibidusa.com.

OUR HISTORY

         We were originally incorporated under the laws of the State of Nevada in July 1988 as Amsterdam Capital Corporation. In November 2002, we changed our name to Care Concepts I, Inc. We and our principal shareholders subsequently consummated a reverse merger with iBid America, Inc. ("iBid"), a Florida corporation, which was organized on February 2, 2001, whereby iBid merged with our wholly-owned subsidiary. In a reverse acquisition, since iBid is considered to be the acquirer, its financial statements are subsequently reported as our financial statements. Each of the common shares of iBid was converted into an equivalent number of our common shares. Each of the three series of preferred stock of iBid was converted into an equivalent number and on the same terms and conditions of a series of our preferred stock. iBid shareholders received an aggregate of 12,080,867 shares of our common stock and 68,553 shares of our convertible preferred stock and we received a 100% wholly-owned interest in iBid. In connection with the merger, the holders of the newly issued classes of preferred stock converted their shares into 2,242,194 shares of our common stock.

         On February 11, 2004 we were accepted by and began trading on the American Stock Exchange under the symbol IBD. On November 29, 2004, we changed our corporate name to Interactive Brand Development Inc.

         In April 2004, we acquired Foster Sports, Inc. a company that primarily broadcasts a sports talk show on two radio stations in South and Central Florida. To better focus on its interactive branding through print and Internet outlets, in November 2004 the Company elected to divest its ownership interest in Foster Sports and will no longer pursue business combinations with entities engaged in radio media. Because the parties had not fully performed certain obligations under the contract, the transaction was mutually rescinded and accounted for as an unwinding.

         We have also recently acquired additional cel art to add to our existing cel art inventory. In November 2004, we purchased 26,261 pieces of cel art from American Collectors Exchange, Inc. valued at $1,380,000 in consideration of 3,000,000 shares of our common stock. The cel art is produced by Filmation, including She-Ra Princess of Power, He-Man and the Masters of the Universe, Flash Gordon, and Bravestarr; Sony/Columbia's The Real Ghostbusters; MCA/Universal's Back to the Future, Beethoven, and Shelley Duvall's Bedtime Stories; and Lucasfilm's Star Wars Ewoks.

         In December 2004, we purchased an additional 33,739 pieces of cel art valued at $ 1,686,950 in consideration of 3,700,000 shares of our common stock from Original Cartoon Cels, Inc. The cel art is similar to the pieces described above.

SUBSEQUENT EVENTS

         On January 31, 2005, our board of directors and a majority of shareholders approved a proposal to amend our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 400,000,000 shares. The amendment is effective as of March 31, 2005.

                                  OUR BUSINESS

GENERAL

         We are an interactive media and marketing company specializing in providing products and services focused on adult entertainment and online auction marketing. On October 19, 2004, we made a strategic investment in the company that owns and operates the PENTHOUSE publications and entertainment brand, and, through our subsequent acquisition on March 31, 2005, subject to a 15-day document exchange, of 25% of the outstanding common stock of XTV, Inc., we intend to market online products and services to consumers of adult entertainment and develop an interactive Internet based digital system that can deliver paid video and other interactive content to consumers directly to their traditional television sets or computers. Also subsequent to December 31, 2004, on January 21, 2005, we acquired 100% of the membership interests of Media Billing LLC and its wholly owned subsidiary, Internet Billing Company LLC, an online payment processing provider.

ON-LINE AUCTION MARKETING

         Through our iBid subsidiary, we are an online marketing, advertising and sales promotion company that combines the long established sales promotion techniques of discount coupons and promotional offers with the development of Internet auctions. At our website, www.ibidusa.com, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by local commercial establishments seeking to promote their business, introduce new products and services, develop new customers and reward old customers.

         The online auction site makes available an opportunity for individuals and retail customers to purchase products and services starting at 30% of the suggested retail price by using the Internet auction website. The winners of the auction redeem the purchased gift certificate at the businesses physical location. In exchange for the gift certificates that the business clients provide iBid for auction, they gain exposure to potential customers interested in their products and services through the online auction process whether or not such persons actually bid on or win the auctions.

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

         The iBid auction site is localized to specific geographic areas. Currently we run live auctions in Central Florida, South Florida, Greater Cincinnati, Ohio and the Las Vegas markets, areas that we continue to develop. We currently provide a marketing and advertising medium for Central, South, Las Vegas and Greater Cincinnati area businesses through direct interaction with our web site visitors.

PENTHOUSE MEDIA GROUP, INC. (F/K/A GENERAL MEDIA, INC.)

         Penthouse Media Group, Inc. is a brand-driven global entertainment business founded by Robert C. Guccione in 1965. Penthouse Media Group's flagship PENTHOUSE brand is one of the most recognized consumer brands in the world and is widely identified with entertainment for adult audiences. Penthouse Media Group caters to mens' interests through various trademarked publications, movies, the Internet, location-based live entertainment clubs and consumer product licenses. In addition to its flagship publication PENTHOUSE Magazine, Penthouse Media Group produces four other adult publications - Forum, Variations, The Girls of PENTHOUSE and PENTHOUSE Letters. Penthouse Media Group also licenses the PENTHOUSE trademarks to third parties worldwide in exchange for royalty payments. Historically, Penthouse Media Group's consolidated revenues were derived principally from the PENTHOUSETM related publishing activities. Penthouse Media Group recently increased its royalty revenues from expanded licensing of trademarks to third parties, including for the establishment of nightclubs using the PENTHOUSETM brand.

         Penthouse Media Group also owns various trademarks developed over 37 years, including PENTHOUSE, Forum, Variations, PENTHOUSE Letters, the Three Key Logo, the One Key Logo, Pet of the Year, PENTHOUSE Pet, Mind & Muscle Power, Hot Talk, PENTHOUSE Comix, PENTHOUSE Men's Adventure Comix, The Penthouse Club and Penthouse Men's Club. Through the publication of its magazines Penthouse Media Group has also accumulated a library of approximately one million photographic images.

         For the past nine years, Penthouse Media Group has also been digitally distributing its proprietary content through the Internet websites www.PENTHOUSE.com and www.PENTHOUSEfetish.com where members pay subscription fees for access to adult content. Penthouse Media Group also licenses its trademarks to select luxury gentlemen's clubs, referred to as location-based entertainment, in most cases in consideration for a percentage of the gross revenue of the clubs. To date, there are nine licensed clubs, located in Dallas, Texas; San Antonio, Texas; Spartanburg, South Carolina; New York, New York; Denver, Colorado; Mexico City, Mexico, pending license; Phoenix, Arizona; and Sauget, Illinois, all of which are in full operation other than the club in Sauget and Mexico City.

At present, Penthouse Media Group derives substantially all of its revenues from:

         o        Newsstand sales of its publications

         o        Subscription sales of its publications;

         o        Advertising revenues;

         o        Royalties from licensed foreign editions;

         o        Royalties for use of its trademarks;

         o Revenue-split on distribution of DVD's and other branded products; and

         o        Subscriptions to penthouse.com.

         Net circulation revenues and newsstand revenues of the U.S. domestic edition of PENTHOUSETM magazine and its affiliate publications have been declining for the last several years, and in 2003 were materially and adversely affected by the suspension of publication for three months prior to the August 2003 filing by General Media, Inc. (the predecessor to Penthouse Media Group, Inc.) and its subsidiaries for protection under Chapter 11 of the United States Bankruptcy Code. In addition to the bankruptcy filing, domestic newsstand circulation for men's magazines has been declining significantly in recent years. We believe that the substantial reduction in newsstand circulation is primarily due to changes in the social climate toward men's magazines, together with advances in electronic technology, including the proliferation of retail video outlets and the increased market share for adult entertainment captured by cable television and the Internet. In addition, ongoing consolidations of companies in the magazine distribution industry have also contributed to the overall decrease in circulation. This decrease is consistent with general trends in the publishing industry. New technologies have lowered costs and changed the way in which adult content is produced, distributed and viewed. In addition, advances in cable, satellite and hotel communications systems have furnished another relatively new channel for the delivery of media content, including adult entertainment, into private homes, hotels and businesses. The next generation of mobile devices, including 3G mobile phones, provides a global opportunity for growth in content distribution. The reorganized Penthouse Media Group intends to commercially exploit the new distribution opportunities made available by these technologies.

OUR ADULT ENTERTAINMENT STRATEGY

         As part of the settlement of certain litigation that, in part, resulted in Penthouse Media Group, Inc. (formerly, General Media, Inc.) emerging from reorganization on October 9, 2004, we purchased on October 19, 2004, for $16.350 million in cash and the delivery of full general releases from claims, a total of 395,518 Class B shares of Penthouse Media Group non-voting common stock. Such shares represent approximately 39.5% of Penthouse Media Group's outstanding capital stock. We purchased our equity interest in Penthouse Media Group from PET Capital Partners, LLC, and other affiliates of Marc H. Bell and Daniel Staton (the "Bell/Staton Group"). Our investment in Penthouse Media Group may be reduced to 347,137 Class B shares of non-voting common stock, or approximately 34.5% of the outstanding capital stock, if a $2.0 million obligation to the Bell/Staton Group is not paid by December 31, 2004, in which case such 48,381 Class B shares may be repurchased by the Bell/Staton Group for $1.00 per share, or $48,381.

         Under the terms of our purchase agreement with the Bell/Staton Group, we have the right to license the PENTHOUSETM trademark and brand from Penthouse Media Group for certain specific purposes, currently limited to auction websites, lifestyle resorts (excluding casinos) and travel agencies and travel related businesses. Although we are in preliminary discussions with the Bell/Staton Group to expand our licensing arrangements to access the PENTHOUSE brand for our XTV business and other venues, we have not, as yet, entered into any definitive licensing agreements with Penthouse Media Group. Additionally, a $2.0 million obligation owed to the Bell/Staton Group was not timely paid by December 31, 2004, under our agreements, and we have lost potential future licensing rights.

         As a result of the reorganization, the Bell/Staton Group assumed the day-to-day operations of Penthouse Media Group and Robert Guccione was replaced as Chairman and CEO. The Bell/Staton Group has altered the editorial direction of the Penthouse publications in order to broaden its overall appeal, expand circulation, increase advertising revenues and enhance the brand name for ongoing licensing opportunities. There can be no assurance that Penthouse Media Group will be able to increase its revenues and return to profitability, or that we will ever realize a return on our significant investment in its equity.

         In connection with our investment in Penthouse Media Group, we issued $16.475 million of our preferred stock and notes that are convertible into an aggregate of 68,000,000 shares of common stock, and issued 3-year warrants to purchase an additional 4,216,280 shares of our common stock at $3.00 per share to the holders of the convertible preferred stock and convertible notes. The total shares issued on this acquisition will be 72,216,280.

         Our strategy is to participate directly in the commercial use, subject to the execution of definitive licensing agreements granted by Penthouse Media Group, of the PENTHOUSE brand name and indirectly through its passive investment in Penthouse Media Group. Since its inception in 1965, Penthouse Media Group and its predecessors have recorded estimated gross revenues of approximately $3.0 billion and the PENTHOUSE brand has developed a prominent awareness in the mind of consumers. We believe that it would be financially impractical for competitors to recreate this level of public recognition for a similar brand and therefore the brand has substantial commercial value. In addition to the prohibitive cost of developing similar brand value, the potential future cash flows derived from the licensing of the PENTHOUSETM brand name in exchange for recurring royalty payments is a factor in determining the fair value of the intellectual property represented by the brands.

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

         We believe that the combination of the above market conditions and the worldwide recognition of the PENTHOUSE TM brand name provide us with an opportunity for enhanced shareholder value from its investment in Penthouse Media Group.

         In addition to our investment in Penthouse Media Group, we intend to significantly expand our involvement in the proliferating adult entertainment market segment.

         We also acquired on March 31, 2005 a minority equity interest in XTV, Inc., a company that has developed a device and related software that users can plug into a broadband DSL or cable connection to transmit video over IP, as well as provide other interactive content, directly to a traditional television set or a computer. Although the system can deliver any content, the XTV business plan currently centers exclusively around the adult entertainment market segment.

         We acquired 6,250 shares of XTV, Inc. common stock from XTV Investments, LLC. Our investment represents a 25% equity ownership of XTV, Inc., in exchange for 4,000 shares of Convertible Preferred Stock Series H, which will convert into 16,000,000 shares of IBD common stock, and $1,700,000 in cash. Eight million stock purchase warrants were also issued to certain parties affiliated with this transaction with an exercise price of $.50 per share. We believe that these businesses represent our greatest potential for future revenues and profitability.

PMG TRANSACTION

         We acquired our non-voting equity interest in Penthouse Media Group, Inc. from PET Capital Partners LLC, and other affiliates of Marc H. Bell and Daniel Staton (the "Bell/Staton Group"). The Bell/Staton Group obtained control of the equity of Penthouse Media Group through the Chapter 11 reorganization of General Media, Inc. and its subsidiaries. The Bell/Staton Group purchased control of the senior debt of General Media in November 2003 and also provided the debtors with a $7 million debtor-in-possession credit facility. On August 12, 2004, the one-year anniversary of the original Chapter 11 filing, the United States Bankruptcy Court confirmed the reorganization plan of the Bell/Staton Group, and such plan became effective and the reorganized Penthouse Media Group emerged from bankruptcy on October 5, 2004. We acquired our equity interest as part of a multi-party settlement pursuant to which various parties at interest agreed to release claims subject to pending litigation, to make cash payments and to deliver a short-term promissory note made by Dr. Luis Enrique Fernando Molina and guaranteed by third parties, including PHSL.

         Our investment was subject to the emergence from reorganization, the effect of which is a series of material changes in the capital structure and operations of Penthouse Media Group. The reorganized Penthouse Media Group issued $38.0 million of senior debt in cancellation of $50.0 million senior notes and approximately $11.0 million in unsecured debt. In addition, the Bell/Staton Group has provided a new $20.0 million credit facility to Penthouse Media Group.

         As a result of the reorganization, the day to day operations of Penthouse Media Group were assumed by the Bell/Staton Group and Robert Guccione was replaced as Chairman and CEO. The Bell/Staton Group has advised that it intends to alter the editorial direction of the publications in order to broaden the overall appeal, expand the circulation, increase advertising revenues and enhance the brand name for ongoing licensing opportunities.

         Pursuant to the agreements, we have the right to designate a member of the board of Penthouse Media Group and one board observer. We have certain rights set forth in a shareholder agreement intended to enable us to participate with the Bell/Staton Group in certain significant transactions, including the financings of Penthouse Media Group and the disposition of Penthouse Media Group. Our right to participate with the Bell/Stanton Group in certain transactions, including financing of Penthouse Media Group, is limited to the right to participate pro rata, if the Bell/Stanton Group purchases Penthouse Media Group securities, subject to specific conditions and limitations.

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

ACQUISITION OF THE PENTHOUSE MEDIA GROUP STOCK

         GMI Investment Partners, a New York partnership, entered into a settlement and securities purchase agreement, dated as of September 21, 2004 (the "PMG Stock Purchase Agreement"), with PET Capital Partners LLC, Absolute Return Europe Fund, Susan Devine, NAFT Ventures I LLC, Marc H. Bell, Daniel Staton (collectively, the "Bell/Staton Group"), PHLS, The Molina Vector Investment ("MVIT"), and Milberg Weiss Bershad & Schulman LLP ("Milberg Weiss"), as escrow agent. As part of the transactions contemplated by the PMG Stock Purchase Agreement, GMI Investment Partners agreed to purchase, for a price of $41.34 per share, a minimum of 241,908 shares and a maximum of 483,815 shares of Class B non-voting common stock General Media, Inc. (the "PMG Stock"), as reorganized, to represent between 24.15% and 48.3% of the outstanding common stock of the reorganized General Media. GMI Investment Partners was granted the right to assign its rights and obligations, as "purchaser" of the PMG Stock, to Interactive Brand Development.

         Under the terms of the PMG Stock Purchase Agreement, payment for the PMG Stock was required to be made to Milberg Weiss, as escrow agent by September 29, 2004, pending the "effective date" of the fourth amended and restated plan of reorganization of General Media sponsored by the Bell/Staton Group (the "Plan"), and the emergence of General Media from bankruptcy. On September 29, 2004, GMI Investment Partners assigned all of its rights as purchaser of the PMG Stock to Interactive Brand Development, and our company deposited $16.350 million in escrow with Milberg Weiss for the purchase of 395,519 shares of PMG Stock, representing an aggregate of 39.3% of the outstanding common stock of reorganized General Media. The Bell/Staton Group gave us an extension until October 19, 2004 to pay the remaining $3.650 million for the balance of the available PMG Stock and increase our percentage ownership in the outstanding General Media common stock from 39.3% to 48.3%. We did not exercise the option.

         On October 5, 2004, the Bell/Staton Group sponsored Plan became final, General Media and its subsidiaries emerged from bankruptcy, and the reorganized General Media changed its name to Penthouse Media Group, Inc. On the same date, Interactive Brand Development entered into a joinder agreement under which we agreed to assume all of the rights and obligations as purchaser of the PMG Stock, including the obligations and benefits under the stockholders agreement described below. On October 19, 2004, PHSL delivered to Milberg Weiss an additional $1.0 million of escrowed funds required to be delivered under the PMG Stock Purchase Agreement. As a result, the $16.350 million of escrowed proceeds was released to the Bell/Staton Group and we consummated our purchase of the PMG Stock.

OWNERSHIP OF PENTHOUSE MEDIA GROUP

         Pursuant to the General Media plan of reorganization (i) the Bell/Staton Group or their affiliates (which held approximately $40.0 million of senior secured notes of the General Media Debtors) shall hold approximately $27.0 million of seven year term loan, (ii) the unsecured creditors of the General Media Debtors received $2.0 million in cash and up to $11.0 million in a term loan, (iii) certain members of the Bell/Staton Group shall provide a maximum $20.0 million exit financing facility (of which approximately $8.0 million was drawn to pay cash expenses and payments in the bankruptcy case, (iv) all outstanding equity securities of old General Media, Inc. was cancelled, and (v) an aggregate of 1,000,000 shares of common stock of reorganized General Media was issued, of which (A) Interactive Brand Development shall own 100% of the non-voting common stock of reorganized General Media, and
(B) the Bell/Staton Group or their affiliates will own approximately 82% of the voting common stock of the Penthouse Media Group, Inc. Except for the fact that it is non-voting, the PMG Stock owned by Interactive Brand Development (representing 34.7% of the outstanding Penthouse Media Group, Inc. common stock) is identical in all respects to the voting common stock.

         Under the terms of a stockholders agreement among Interactive Brand Development and members of the Bell/Staton Group, the parties have agreed to certain corporate governance and affirmative and negative covenants designed to protect our minority stockholder interests in Penthouse Media Group, Inc. In addition, for so long as we retain at least 50% of our equity interest in Penthouse Media Group, we are entitled to designate one member of the board of directors of Penthouse Media Group, Inc. As part of the PMG Stock Purchase Agreement, pending litigation involving Penthouse, MVIT, certain affiliates of PHSL and the Bell/Staton Group was settled.

PENTHOUSE MEDIA GROUP BOARD OF DIRECTORS

         There are currently three seats on Penthouse Media Group's board of directors. The current executive officers and directors of Penthouse Media Group consist of Marc H. Bell (chairman and chief executive officer) and Daniel Staton (president and director). Interactive Brand Development has the right to designate one member to the board, although such director must be reasonably acceptable to the Bell/Staton Group. The Bell/Staton Group have advised that they intend to add additional seats to the board of directors of Penthouse Media Group. Such increase will not change the rights of Interactive Brand Development. Actions approved by a majority of the members of the Penthouse Media Group board of directors (at a meeting in which quorum is present) constitutes action of the board of directors. As such we have no significant influence over the Penthouse Media Group board of directors.

OUR XTV(TM) BUSINESS

         XTV, Inc. owns and operates a direct-to-consumer broadcast network that leverages the global infrastructure of the Internet to distribute paid video content over Internet protocol directly to traditional television sets. A part of the XTV Network digital service is a simple Internet appliance, or "set top box," that users plug into an existing broadband Internet connection (DSL or cable) and then plug it into their television. Although any media may be delivered over the XTV system, its current business plan focuses exclusively around the adult entertainment market segment. Users subscribing to the XTV service currently have access to 50 channels of television style adult entertainment, 2,500 Pay-Pay-View adult movies (with additional titles added weekly), proprietary interactive products. a large wholesale producer of adult content, and specific interactive content targeted to the user's individual taste. Users can also access the XTV programming on their computer at its website at www.xtv.com.

XTV generates revenue from:

         o A monthly subscription fee, preliminarily priced at $29.95 per month;

         o pay-per-view fees; o sale of set top boxes, estimated at approximately $179.95 each (retail);

         o        sale of "channel rights" to content providers; and

         o        demographically targeted advertising.

         Pay-per-View Revenue Sources. In addition to the monthly subscription fee of $29.95, subscribers to XTV will be offered a library of 2,500 on demand, pay-per-view movies. Prices range from $1.95 to $9.95 depending on the time purchased. Movies may be purchased for a single use for a day or may be purchased for a lifetime and stored in the MyXTV `digital locker' resident on the XTV central servers.

         Other Interactive Services. XTV users can also obtain other pay services such as live, interactive video/phone sex. Selecting from a range of participating models, a subscriber can use the remote control to select an individual model and is presented with a toll-free phone number. Upon dialing the number, the subscriber is instantly connected to the individual model appearing on the television screen. Subscribers are billed $4.99 per minute. Models from anywhere in the world can participate in the XTV network with a simple Internet video camera.

         Reality TV. The XTV Network lends itself to broadcasting other niche genres, including various reality TV formats. Reality websites are amongst the most popular paysites on the Internet. By using IPTV, the flexibility of the Internet is available for reality programming on the television. In addition, XTV is capable of supporting a variety of live feed cameras, opening up the possibility of broadcasting from live venues such as topless clubs and other events. XTV subscribers can follow a favorite dancer on tour or can purchase a pay-per-view special event at a particular location.

         Specialty Products. XTV also offers 11 product offerings seen at 30 frames per second and formatted for television. These products include:

         VoyeurVision, DildoCam, Footage, Fetish Factory, Lesb-o-Matic, Sin-o-Matic, ToyVision, Amateur Dreams, Lets Play Doctor, and Cyberfold. Our suppliers are established leading wholesale producers and distributors of adult content. We believe they are compliant with all applicable federally mandated guidelines regarding distribution of adult entertainment, including record keeping obligations to insure that minors do not appear in sexually explicit content, and retains all records, including government issued identification, online, accessible in real time.

         The XTV hardware and software solution includes a set-top box and PC clients, user interface, back-office integration, video delivery, and content licensing, acquisition, management, and encryption components. XTV intends to outsource the manufacturing of its set top hardware. XTV has issued a purchase order to a company located in Hong Kong, Peoples Republic of China, to assemble and supply XTV with the set top box hardware. XTV has advised that it believes that there are a number of alternative potential suppliers of this product if alternative sources of supply should be required.

         As a result of a membership and marketing agreement with iBill, we believe that our proposed XTV business will be able to market its products and video services to the entire iBill database of several thousand Web merchants and approximately 29.0 million consumers who have processed transactions involving adult content using the iBill system. We believe that this will provide us with a substantial opportunity to rapidly penetrate the consumer market for our adult entertainment products without the extensive costs associated with attempting to purchase a consumer database or engaging in direct advertising. XTV commenced marketing its hardware and services to consumers in March 2005 and we expect by June by leveraging the iBill database and other sales channels.

         We believe that the principal strategic advantages of our proposed XTV system are that:

         o as with voice over Internet protocol, or VOIP services, XTV is a service capable of delivering complex data packets over the Internet directly to a standard television. As such, XTV is able to eliminate traditional middlemen represented by the cable television providers, satellite operators and terrestrial broadcasters and sell subscription-based services directly to the consumer without the infrastructure cost of transponders, satellites, fiber optic lines and other fixed-facilities operations;

         o we believe that XTV is the only truly open, end-to-end system to manage and deliver new Internet protocol television services, such as Broadcast TV, video-on-demand and network personal video recorders, all from a single integrated, cost effective and profitable solution;

         o the cost of transporting complex data, like video, over the Internet has decreased from $30 per gigabyte to about $0.10 per gigabyte today. At the same time, broadband has become far more popular among consumers. By mid-2004, the estimated number of broadband-connected homes is 50 million1.

         o penetration data relating to cable, satellite television, and premium movie channels suggest that consumers are willing to pay for services that dramatically expand programming choice or enhance quality. As of September 2003, there were more than
                  21.5 million digital cable subscribers, and as of December 2003 there were 22.0 million satellite television subscribers, 67.7% of TV households subscribed to cable television, and 20.3% of TV households subscribed to satellite television2.

         In addition, we believe that the XTV solution provides an alternative to the risk of Internet credit card fraud. Although the Internet is an effective distribution method for adult content, there are hundreds of thousands of pay adult content Web sites located in dozens of countries. A consumer wanting to purchase access to content displayed on a website must turn over highly confidential personally identifiable information, including name, credit card, address and other information. Consumers often feel uncomfortable supplying sensitive information to unknown, unseen website owners. Rather than supplying credit card data to third parties, an XTV subscriber only has to press `Buy Now' on the XTV remote control. Billing takes place on the credit card supplied only to XTV and already on file. Moreover, the consumer does not have to fill out any Html-based forms. We therefore believe that this process is more convenient for the subscriber, and also increases conversion rates, which is beneficial to XTV and the content provider.

         The XTV set top box consists of a hardware board that has a Web browser in one graphics mode, and a Microsoft Windows Media 9 player in the other. The box can use JavaScript and html to pull pages off a web server and show them on the screen, and allows the use of a remote control to control navigation and settings. The box has both a PAL and an NTSC Video board option and allows the use of both multiple bit rate and constant bit rate files. There is 8 megabytes of memory on the board. The security mechanism is controlled by transmitting Internet protocols and addresses that can be locked down on the server. The servers run Windows Server 2003 to allow fast forward and jumping within the movies. The web pages are all developed on Linux, and all code is written in php.

THE MARKET

ADULT ENTERTAINMENT PRODUCTS

         Demand for adult entertainment products has grown substantially in recent years. According to a 2003 Reuters report, the total worldwide adult entertainment market exceeded $31.0 billion annually, including magazines, DVDs, memberships and subscriptions, magazines, telephone sex lines, cable and satellite pay-per-view programming, adult videos and toys and other related products and services. Estimated video sales and rentals in the United States alone are in excess of $12 billion, exceeding the total box office receipts of mainstream Hollywood.

         The evolution of the Internet as a channel of commerce and content distribution has stimulated additional demand for adult media content. In addition, advances in cable, satellite and hotel communications systems have furnished another relatively new channel for the delivery of media content, including adult entertainment, into private homes, hotels and businesses. The following tables demonstrate statistics relating to 2003 Internet purchases of pornographic or adult oriented content.

Video on demand

         Video on demand is a more advanced form of pay-per-view service that provides a digital video subscriber with the ability to watch movies, TV shows, infomercials, and other content on demand with full VCR functionality, in contrast to watching programs at preset times. The Kagan Group, an industry survey company, estimates that there were 16.5 million video on demand enabled households at the end of 2003 compared to only 7.4 million such households at the end of 2002. Kagan projects that there will be 23.3 million video on demand enabled households by the end of 2004 and 38.2 million video on demand enabled households by the end of 2008.

         The XTV system will enable all television households to have access to video on demand services provided they have current access to the Internet through a DSL or cable broadband service.

         We believe that video on demand is a key strategic competitive initiative for cable companies because it provides them with an opportunity to differentiate their service offerings from digital broadcast satellite providers, which are technically unable to duplicate the full functionality of video on demand. Further, we believe video on demand will provide cable and other telecommunication companies access to new revenue generating opportunities, increase subscriber satisfaction and reduce subscriber churn.

         We believe that video on demand also will be a strategic differentiator for telephone companies as they seek to expand services beyond the delivery of voice. Recently, cable companies have begun offering voice services, thereby competing for customers with the telephone companies. We believe that the telephone companies will respond by expanding into television and will deploy video on demand for the same reasons that cable companies have.

IBILL BUSINESS DESCRIPTION

         Subsequent to fiscal year ended 2004, on January 21, 2005 we completed our acquisition of iBill. iBill is an e-commerce company. iBill provides online payments and money transfer services over the Internet using proprietary iBill software that manages the sale of subscriptions, memberships and other downloadable products over the Internet.

         iBill offers its services to Internet users through one or more of its websites accessed at www.ibill.com or, more commonly, through specially assigned hyperlinks to a secure iBill webpage. iBill hyperlinks are assigned to qualified small to medium-sized businesses and merchants with whom iBill enter into iBill Complete(TM) or iBill Processing Plus(TM) contracts. The iBill hyperlinks permit businesses, primarily offering adult-oriented products and services, to automatically refer its customers to iBill, at which time iBill assumes the consumer credit risk and processes the transaction. iBill's user base consists of approximately 27.0 million consumers in the United States and approximately 38 other countries. The approximately 3,000 approved iBill merchants are offered services in sixteen languages and multiple currencies. Consumers can pay for services with credit cards, debit cards, electronic checks or telephone billing. iBill generates revenue from subscription sales, transaction fees and consulting fees. Historically, iBill has recorded net revenue averaging approximately 12% of the gross sales price of the product or service sold and defers payment of 10% of the gross sales price for six months or more. iBill processed and handled approximately $330.0 million in gross adult-oriented product Internet sales in 2003, averaging approximately 1.2 million transactions per month.

         iBill offers to its participating merchants the iBill Complete (TM) system. Under this arrangement, iBill sells the user a unique password used to access a desired website. Under its agreements, iBill offers multiple payment methods in multiple languages and currencies. Once a webpage is located and the user requests access to the member area, users interact with forms-based HTML pages to guide them through the subscription-buying process. iBill collects user information in the form of individual customer orders. iBill then accesses multiple databases to determine whether it is able to fulfill the user's order. Historically iBill declines approximately 24% of subscription orders. For most of the accepted transactions, iBill establishes the price it will accept, establishes the price it is paying to its vendors, has discretion in supplier selection, purchases and takes title to the particular product, and becomes the "merchant of record." The iBill Complete(TM) system represents over 95% of the total revenues generated by iBill in 2003.

         In addition to iBill Complete(TM), iBill also offers its iBill Processing Plus(TM) program - a more traditional third party processing product to merchant websites that want to maintain control of the sale process. In these transactions, iBill acts as agent for the seller, and the website supplier sets the retail price paid by the consumer. In this situation, the website is the merchant of record for the transaction.

         Approximately 80% of the transactions entered into by iBill in 2003 were with consumers purchasing from merchants offering adult oriented products or services containing high sexual content on limited access websites. As a result of the iBill transaction (in which the non-adult portion of the business was retained and resold to an unaffiliated third party by InterCept, Inc.), iBill anticipates that a majority of the revenues of its iBill business subsequent to March 2004 acquisition will be derived from these adult-oriented products and services. Because of the nature of their offerings, many of these merchant clients are unable to directly obtain merchant accounts from traditional banks and credit card processors. Additionally many of these merchants do not have the financial or technical resources necessary to manage the real time integration of risk management, password management databases, internal accounting and external financial network settlement. Accordingly, iBill represents a significant solution for these clients, in that iBill is capable of handling the entire relationship with the retail customer as the merchant of record and assumes the risk of a customer's disputing the credit card charge that subsequently appears on his or her statement (called "charge backs").

         The market for Internet transaction processing is emerging, intensely competitive and characterized by rapid technological change. iBill competes with existing payment methods and other companies, including, among others:

         o credit card merchant processors that offer their services to online merchants, including First Data, Concord EFS, Paymentech, VeriSign and Authorize;

         o e-mail payment services offered by the U.S. Postal Service through CheckFree; and

         o MoneyZap and BidPay offered by Western Union, a subsidiary of First Data.

         iBill also competes with providers of traditional payment methods, particularly credit cards, checks, money orders and Automated Clearing House, or ACH, transactions. Associations of traditional financial institutions such as Visa, MasterCard and the National Automated Clearing House Association (NACHA), generally set the features of these payment methods. The associations have initiated programs to enhance the usability of these payment methods for online transactions and could lower fees charged to online merchants. Either of these changes could make it more difficult for the iBill to retain and attract customers.

         Many of these and other competitors have substantially greater capital and other financial resources than iBill does.

         iBill was previously owned and operated by InterCept, Inc, a NASDAQ-listed company ("InterCept"), which purchased iBill in April 2002 for $112.0 million in cash. As disclosed on PHSL's Form 8-K, in March 2004, InterCept sold iBill to PHSL for total consideration of $23.5 million, which transaction PHSL has been advised was part of InterCept's strategy of exiting from merchant processing and adult entertainment processing in connection with the sale of InterCept announced in September 2004.

         On April 21, 2004, PHSL received a letter from counsel to InterCept, claiming that Media Billing, LLC, an acquisition entity formed by PHSL to acquire the members interest of iBill ("Media Billing") was in default in payment of the $750,000 purchase note under the Member Interest Purchase Agreement (the "InterCept Agreement") pursuant to which Media Billing purchased from InterCept on March 22, 2004 100% of the members interests of iBill. In addition, InterCept claims that Media Billing breached its obligation under the InterCept Agreement to replace InterCept's $3,000,000 letter of credit with First Data Merchant Services ("First Data") on or before April 20, 2004. To date, such letter of credit has not been replaced, and InterCept has therefore claimed that Media Billing is obligated to pay it $3,000,000 in cash. In addition, InterCept has claimed that Dr. Molina has become obligated under his guaranty agreement to perform the obligations of Media Billing, currently aggregating approximately $3.8 million. PHSL and iBill have claimed that InterCept failed to deliver certain significant assets (including patents and certain other intellectual property rights) belonging to the iBill business in connection with the InterCept Agreement, and have demanded that, as a condition to any such payment, that such assets be properly transferred and assigned to iBill. The dispute has been submitted to arbitration before the American Arbitration Association. PHSL and iBill believe that they have valid legal positions and believe that this dispute will either be resolved in their favor or settled on mutually satisfactory terms.

         In September 2004, InterCept announced that it has entered into a definitive agreement to be acquired by Fidelity National Financial (NYSE: FNF) in a $409 million cash transaction which subsequently closed. The Company and iBill cannot be certain the effect of this transaction on the reciprocal claims disclosed above.

         In addition, since the closing date of the InterCept Agreement, PHSL was provided a letter from the Department of Justice, anti-trust division (DOJ) that sets forth a request for information on the pricing policy set by each of iBill and certain competitors, including Paycom and CCBill, as regards a registration fee set by VISA USA in 2003. iBill responded to the request for information and, since the time of the initial letter of inquiry in March 2004, has not heard from the DOJ. Inasmuch as Media Billing and iBill are indemnified by InterCept for certain pre-closing liabilities of InterCept or iBill, including those described above, iBill has made an indemnification claim against InterCept. Since iBill and the Company believe that the potential damage claims being indemnified against may significantly exceed the approximately $3.8 million amount claimed by InterCept under the InterCept Agreement, iBill and PHSL have taken the position that until a potential outcome is determinable or InterCept posts adequate collateral to secure its indemnification obligations, they will withhold payments under the InterCept Agreement.

         On September 15, 2004, the bank sponsorship agreement between First Data Merchant Services, First Financial Bank and iBill expired and was not renewed. iBill had previously reached agreement with another bank to replace First Data and, First Data agreed, based upon such change, to provide services for a transition period. Notwithstanding the agreement to provide transitional services, First Data terminated services on September 16, 2004. iBill obtained a temporary restraining order preventing First Data from terminating such activity, and First Data resumed service, however a subsequent preliminary injunction was not granted. IBill's credit card processing sponsorship agreements with its other financial institutions were not affected and continue to settle in the normal course.

         Subsequent to the termination of First Data services, iBill made arrangements with Symmetrex, one of its third-party processors, to redirect credit card transactions to the other financial institutions currently providing services. In September 2004, iBill entered into separate agreements with Bankcard, a VISA and MasterCard principal member, with CNP Worldwide, a VISA registered ISO and MasterCard MSP, and with Standard Payments, a VISA ISO for a US bank, for processing certain credit card transactions. The Company believes that these additions to its vendor list will provide iBill clients with greater choice and flexibility in processing their transactions. The previous vendor will continue to hold certain funds as reserves against any potential future chargebacks or credits, but all amounts will be released to iBill within one year of the termination of the agreement with the previous vendor in accordance with the terms for the First Data agreement.

         In connection with the termination of its First Data bank sponsorship agreement, and resulting changes to its arrangement for processing domestic credit card transactions, payments for processing certain domestic transactions and the processing of domestic VISA transactions were disrupted. This resulted in iBill delaying certain payouts due to clients and in the loss of business and revenues from certain key customers. iBill is developing systems and procedures to improve the management of its cash receipts and satisfy its future obligations. Inasmuch as iBill has recouped the business from two significant customers since the termination of its First Data relationship, the Company does not believe that iBill's recent loss of business and reduction in revenues is permanent or that it will have a material adverse effect upon future revenues and profits.

         In October 2004, iBill reduced its staff through the termination of 45 employees and 15 independent contractors, approximately a 25% reduction in its work force. iBill effected this downsizing to improve efficiency, reduce annual operating costs by approximately $2.0 million and normalize its workforce size in a manner consistent with those of its competitors. Even after giving effect to its reduction, iBill believes that it continues to retain a workforce that is approximately 25% larger than CCBill and Paycom; its two principal competitors.

LINE OF CREDIT AND CREDIT CARD PROCESSING

         On December 31, 2004, iBill obtained a line of credit for $2,000,000 from International Investment Group ("IIG"), a non-affiliated lender, to improve its liquidity. The line of credit has matured and is currently payable in full. The parties are negotiating the terms of an agreement to provide for an extension of the credit facilitate. There can be no assurance that terms are reached and, if they are not, there could be serious negative consequences to iBill since the loan is secured by the assets of iBill.

         On [ ], iBill and First Data Corporation and First Data Merchant Services entered into an agreement that provided for mututal general releases and for the release of approximately $13.0 million held by FDMS. Pursuant to the agreements, iBill is soliciting clients to enter into an agreement with iBill that provides for a verification of the balances owed and establishes a payment process on verified claims. The FDMS agreement is executed and there are no contingencies to implementing its terms.

         On [ ], iBill entered into a multi-party agreement (the "EU Agreement") with Internet Billing Company Europe, Ltd. ("iBill Europe"), a wholly owned subsidiary of iBill, its European Union ("EU") processor and Inteca, an unaffiliated trade advocacy group. The agreement provides for the release of approximately $14.0 million of iBill funds held by ECB since December 14, 2004. Pursuant to the agreements, iBill, through iBill Europe, is soliciting clients to enter into an agreement with iBill Europe that provides for a verification of the balances owed and establishes a direct payment process on verified claims. The EU Agreement is executed and provided for as a contingency that iBill wire sufficient cash to its EU Processor that, together with the cash withheld would be a sufficient amount to fully pay clients. On
[ ], iBill wired such amount and all contingencies have been met.

         In addition, as a result of certain other processing arrangements, iBill also allows payments via an online payment processing product called gkard(R) that is a branded prepaid VISA debit card system. The gkard is a confidential payment service that has many attributes including, long distance calling, prepaid top up capability, and sending/receiving money within network. The gkard debit card may be loaded using any domestic or foreign credit card. Information about gkard can be accessed at www.gkbill.com. These processing arrangements provide iBill a domestic processing solution that was unavailable after September 16, 2004 and that had materially negatively impacted its business.

THE ONLINE PAYMENTS INDUSTRY AND THE ADULT CONTENT INDUSTRY

         As a result of the consummation of the iBill acquisition, the Company competes in an industry that relies on payments made over the Internet, in "cards-not-present" transactions, where the customer does not physically present the credit card. Market researchers expect continued growth in card-not-present transactions due to the rapid growth of the Internet. According to industry publications, 94% of the dollar value of all merchandise and services ordered online by consumers in 2003 will be purchased using credit card-based systems. In total, U.S. consumer electronic commerce is expected to grow from $66.6 billion in 2001 to $322.8 billion in 2006, representing a compound annual growth rate of 37.1%. As many leading websites have evolved their business models, they have migrated from providing content for free to charging for content. New technologies such as MP3 downloadable music continue to broaden the online subscription applications. Additional content categories that have experienced considerable growth in paid members include portals such as Yahoo!; personals sites such as Match.com; dieting sites such as eDiets and weightwatchers; fantasy sports sites such as Sportsline.com; and multiplayer online games such as Everquest.com. The Company expects the expansion trend of new categories will benefit iBill's business in selling and managing online members.

         In the adult entertainment segment, new technologies have lowered costs and changed the way in which adult content is produced, distributed and viewed. Lower costs, in particular, have lowered barriers to entry and increased competition in the adult entertainment industry. The trend toward wider acceptance of sexually-explicit material and ongoing technological developments has contributed to a large and growing global market for adult content.

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

IBILL MANAGEMENT AGREEMENT

         Effective February 12, 2005, we entered into an agreement with Corporate Revitalization Partners, LLC ("CRP") to assist us in our management and operation of iBill. Pursuant to the agreement, CRP has been engaged to:

         (1) develop and advise the Company on an operating restructuring plan for iBill;

         (2) work with our management team and advise us on day-to-day operating issues for iBill;

         (3) provide additional services to iBill that shall include an advisory leadership role in our efforts to: communicate our restructuring plan to third parties, develop and implement key management reporting systems and matrix and attempt to negotiate settlements with iBill's vendors; and

         (4) provide us with advisory services with respect to various corporate issues and initiatives that will be determined on an on-going basis.

         In consideration for CRP's services, we pay hourly rates to CRP personnel ranging from $200 per hour to $475 per hour. In addition, upon two consecutive months of positive EBITDA of iBill, CRP shall be entitled to a cash success fee of $100,000. The success fee is payable in four equal monthly payments commencing 30 days following the end of the second month in which iBill has achieved a positive EBITDA. For the purposes of calculating EBITDA under this agreement, EBITDA only includes revenue and expenses directly attributable to iBill and not any fees or expenses associated with CRP or other non-ordinary operating expenses, or any expenses directly attributed to the Company, or not directly attributable to the day-to-day operations of iBill. Pursuant to the agreement, CRP shall charge 50% of its hourly rates for travel time and CRP's administrative support time is billed at $125 per hour. Our failure to promptly pay amounts due for services rendered or for reimbursement expenses due to CRP shall constitute justification for CRP to terminate the agreement upon written notice.

         Under the agreement we have agreed that CRP, its affiliates and its directors, officers, agents, employees and controlling persons, or any other respective successors or assignees (collectively, "Covered Persons") shall not have any liability to us in connection with the engagement or any transactions or conduct in connection therewith except for losses, claims, damages, liabilities or expenses incurred by us which are finally judicially determined to have resulted primarily from the bad faith, gross negligence or willful misconduct of such Covered Person. We have also agreed to indemnify each Covered Person who is or was made or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether criminal, civil, administrative or investigative.

         The agreement is for a term of one year commencing February 12, 2005. Either party may terminate the agreement for any reason prior to the completion of any project or work authorized by giving written notice to the other party, which termination will be effective upon the non-terminating party's receipt of notice. Upon termination of the agreement, we will pay CRP for all billable hours completed plus all outstanding and un-reimbursed expenses and administrative fees. However, we may not terminate the agreement prior to June 12, 2005.

MANAGEMENT OF IBID OPERATIONS

         On March 1, 2005, the Company entered into a management agreement with LTC Group, Inc., ("LTC") in which LTC will assume responsibility for the operations of the Internet marketing site, iBidUSA.com, including sales, customer service, maintenance and administration of the website. LTC proposes a two-year plan to streamline this division within the Company. The Company believes that the limited revenue generated by this division, which consumes a disproportionate amount of the Company's man hours in training, advertising and marketing will be increased over time under this Agreement. The Company will receive 20% of the gross earnings of the business, while its resources are allocated to other areas of Company growth. The Agreement with LTC is for a period of 2 years

ANIMATION CARTOON ART PROGRAM

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

         We have also recently acquired additional cel art to add to our existing cel art inventory. In November 2004, we purchased 26,261 pieces of cel art from American Collectors Exchange, Inc. valued at $1,380,000 in consideration of 3,000,000 shares of our common stock. In December 2004, we purchased an additional 33,739 pieces of cel art valued at $1,686,950 in consideration of 3,700,000 shares of our common stock from Original Cartoon Cels, Inc. The cel art is produced by Filmation, including She-Ra Princess of Power, He-Man and the Masters of the Universe, Flash Gordon, and Bravestarr; Sony/Columbia's The Real Ghostbusters; MCA/Universal's Back to the Future, Beethoven, and Shelley Duvall's Bedtime Stories; and Lucasfilm's Star Wars Ewoks.

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

RESEARCH AND DEVELOPMENT

         We have not spent any capital on research and development during the past two years.

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

         Many of Penthouse Media Group's and iBill's actual and proposed activities take place around a highly regulated industry. As such Penthouse Media Group and iBill must be sensitive to local and federal government regulations, including, but not limited to, laws and regulations designed to protect minors and/or which prohibit the distribution of obscene material.

         Federal and state obscenity laws define obscenity through reference to the U.S. Supreme Court's three-prong test set forth in Miller v. California, 413 U.S. 1593 (1973). This test is used to evaluate whether materials are obscene. Miller provides that the following must be considered: (a) whether the average person, applying contemporary community standards, would find that the work, taken as a whole, appeals to the prurient interest; (b) whether the work depicts or describes, in a patently offensive way, sexual conduct specifically defined by the applicable state law; and (c) whether the work, taken as a whole, lacks serious literary, artistic, political or scientific value. The Supreme Court has clarified the Miller test in recent years, advising that the prurient interest prong and patent offensiveness prong must be measured against the standards of an average person, applying contemporary community standards, while the value prong of the test is to be judged according to a reasonable person standard.

         Based upon our due diligence, we believe that Penthouse Media Group and iBill actively seeks to comply with all applicable state and federal laws and regulations in each jurisdiction where they conduct business.

         To our knowledge, none of Penthouse Media Group or their employees of iBill has ever violated any laws or regulations regarding obscenity or the protection of minors.

RESCINDING OF FOSTER SPORTS ACQUISITION

         As disclosed above, commencing in the third quarter 2004, our business strategy has changed. To better focus on our new business strategy, in November 2004 we elected to divest our ownership interest in Foster Sports, Inc. and discontinued our pursuit of business combinations with entities engaged in radio media. As we determined that certain obligations under our stock purchase agreement with Foster Sports, the transaction was mutually rescinded and accounted for as an unwinding.. PLEAE SEE NOTE 4 TO THE FINANCIAL STATEMENTS.

EMPLOYEES

         At March 22, 2005, we had 51 full time employees, including 30 in marketing and customer service; 4 in sales; 5 in information technologies; 5 in administrative positions; and 7 in management. None of our employees is represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our executive offices are located at 2200 SW 10th Ave., Deerfield Beach, Florida 33443. The 50,000 square feet of office space is leased on a monthly basis at a rent of $ 76,000 per month, which is an obligation of iBill, LLC, a Company that we subsequently acquired.. This space is adequate to maintain our current and future operations.

ITEM 3.  LEGAL PROCEEDINGS

         On January 21, 2005, Castlerigg Master Investments Limited, purchaser of the Company's Series F Preferred Stock, wrote to the Company that it had come to the attention of Castlerigg that the Company and/or others may be claiming that it or they did not receive the December 15, 2004 Notice regarding the Company's alleged default under the Subscription Agreement. In the Company's Form 8-K dated January 18, 2005, the Company disclosed the Notice and why the Company believes that the basis for the Notice is without merit. Notwithstanding the Company's position, Castlerigg transmitted again to the Company the earlier notice.

         On January 22, 2005, Castlerigg sent to the Company another Notice of Redemption alleging that, because the Company has not withdrawn from the American Stock Exchange or sought to relist its common stock on another national securities exchange, the Company has breached a covenant under the subscription agreement. On January 24, 2005, Castlerigg sent to the Company another notice that the failure to withdraw from the American Stock Exchange and seek to relist its common stock on another national securities exchange, continues to be an event of default that is not subject to cure. The Company disagrees with both the substance and logic of Castlerigg's position in that the Company's decision to appeal the American Stock Exchange's notice of delisting and attempt to remain trading on that exchange, pending its appeal and preparation to apply to list on another exchange should the American Stock Exchange appeal fail, is in the best interests of the Company's common and preferred shareholders, including Castlerigg. Furthermore, the Company subsequently dropped its appeal and the Company's common stock will be officially delisted from the American Stock Exchange on March 7, 2005. The Company's common stock currently trades on the Pink Sheets and application has been made for quotation on the Over the Counter Bulletinboard. The Company believes that by delisting from the American Stock Exchange it satisfies its obligations to Castlerigg and accordingly, there should be no liability.

         On January 24, 2005, Castlerigg notified the Company that, in Castlerigg's view, the Company's prior characterization of Sandell Asset Management Corp. as an investment advisor registered under the Investment Advisor's Act of 1940 and that Castlerigg would not, under any circumstances, consent to the execution of a termination agreement or consent to an extension of the January 21, 2005 closing date for the iBill agreement were incorrect. The Company clarifies its prior disclosure that Sandell Asset Management Corp. is not an investment advisor registered under the Investment Advisor's Act of 1940. With respect to the representation that Castlerigg would not, under any circumstances, consent to the execution of a termination agreement or consent to an extension, the Company relied on information received about Castlerigg's position from the former owners of iBill, and their counsel, who represented to the Company, the position that Castlerigg communicated to them. The Company does not view either of these corrections as material, but makes the corrections at the request of Castlerigg.

         Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. The amount of damages sought ranges up to $1.1 million. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. There can be no guarantee that all of the plaintiffs will agree to settlements, but to date, we have reached agreement with some of the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On Monday, November 29, 2004 a special meeting of the shareholders of our company was held to act upon the following proposals which were unanimously approved by our board of directors on September 30, 2004:

         1. amend our certificate of incorporation to require the amendment of our certificate of incorporation by the affirmative vote of a majority of our outstanding shares of voting capital stock, as opposed to 66 2/3% of our outstanding voting capital stock;

         2. amend our certificate of incorporation and bylaws to permit any shareholder action to be taken without a meeting of shareholders if written consents setting forth such actions are signed by a majority of shareholders of our company; and

         3. amend our certificate of incorporation to change our name to Interactive Brand Development Inc.

         All proposals were approved as follows:

         Approval of proposal to amend the certificate of incorporation to require the amendment of our certificate of incorporation by an affirmative vote of the outstanding capital stock, as opposed to 66-2/3%:

         Shares For:       11,252,885
         Shares Against:   91,854
         Abstain:          3,127

          Approval of proposal to amend our certificate of incorporation and bylaws to permit any shareholder action to be taken without a meeting of shareholders if written consents setting forth such actions are signed by a majority of shareholders of our company:

         Shares For:       11,275,987
         Shares Against:   61,754
         Abstain:          3,127

         Approval of proposal to amend our certificate of incorporation to change our corporate name to Interactive Brand Development Incorporated:

         Shares For:       11,286,489
         Shares Against:   57,500
         Abstain:          3,130

         As all proposals were approved by the requisite shareholder vote, such proposals were effectuated on November 29, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

         Our common stock traded on the American Stock Exchange under the symbol "IBD" from February 11, 2004 through February 18, 2005. Our common stock currently trades on the Pink Sheets under the symbol IBDI. Application for quotation on the Over the Counter Bulletinboard was made on February 24, 2005 and is currently pending. The closing sale price per share of our common stock on March 18, 2005 was $0.38.

         The following table sets forth high and low bid quotations for our common stock for the periods indicated. These quotations do not include retail mark-ups, mark-downs, commissions and may not necessarily represent actual transactions.

         PERIOD                                           HIGH             LOW
         ------                                           -----            -----
         January 1, 2003-March 31, 2003                   $ 8.00           $6.00
         April 1, 2003-June 30, 2003                      $ 8.50           $5.00
         July 1, 2003-September 30, 2003                  $12.25           $7.50
         October 1, 2003- December 31, 2003               $12.50           $7.81
         January 1, 2004-March 31, 2004                   $ 8.00           $5.05
         April 1, 2004-June 30, 2004                      $ 8.25           $5.41
         July 1, 2004-September 30, 2004                  $ 6.85           $1.00
         October 1, 2004- December 31, 2004               $ 1.15           $0.40

         As of March 21, 2005 there were approximately 631 holders of record of our common stock. We estimate there are approximately 1,200 shareholders of our common stock.

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

DIVIDENDS ON PREFERRED STOCK

         Series B Convertible Preferred stock was converted on November 16, 2004, for which the Holder received 198,020 shares of IBD common stock, which included payment of accrued dividends. Dividends that were cumulative from date of issuance and were declared upon the conversion of series B shares in 2004.

         Series F Preferred stock has accrued dividends paid one half in cash and one half in common stock. The Company paid $77,778 in cash for dividends on Series F in 2004 and 25,926 shares of its common stock, valued at $.50 per share, in dividends in 2004. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend expense in fiscal year 2003 of $8,000 and $77,778 cash accrual and 25,926 in common stock stock for fiscal year 2004.

RECENT SALE OF UNREGISTERED SECURITIES

         On October 19, 2004, in order to finance our investment in Penthouse Media Group, we sold, in a series of private placement transactions, certain securities, represented by $9.525 million principal amount of 10% promissory notes due September 15, 2009, 35,000 shares of our Series E convertible preferred stock and up to 54,500 shares of our Series F convertible redeemable senior secured preferred stock to certain investors who provided us with $16.475 million in financing. In addition, we issued 45,000 shares of our Series G convertible preferred stock to GMI Investment Partners and warrants to purchase up to 4,216,280 shares of our common stock. The collective securities were issued to an aggregate of approximately 22 investors, all of which were deemed accredited as defined under the Securities Act. The securities were issued under the exemption from registration provided by Regulation D, Rule 506 of the Securities Act. The investors received current information concerning our company and had the opportunity to ask questions about our company. The securities issued contain a legend restricting their transferability absent registration or applicable exemption.

         On April 14, 2004 we issued 480,000 shares of our common stock to Foster Sports, Inc. pursuant to a stock purchase agreement dated April 14, 2004, as amended. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On July 14, 2004, we approved the issuance of 4,000,000 shares of our common stock to Oak Street Ventures, Inc. in connection with a Settlement and Termination Agreement dated July 14, 2004. Oak Street Ventures, Inc., a third party consultant, participated in the acquisition of iBill. The 4,000,000 shares are subject to a one-year lock up agreement. Gary Spaniak, Sr. is a principal of Oak Street Ventures, Inc. Gary Spaniak, Sr. is the father of Gary Spaniak, Jr. (an officer and director of our company). Gary Spaniak, Jr. disclaims any beneficial interest in securities owned by his father. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On August 26, 2004, we agreed to issue Catspaw Corporate Consultants, Inc. 175,000 shares of our common stock in consideration for business consulting services relating to our iBid America operations. The services were valued at $23,375. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On August 26, 2004 we agreed to issued 40,000 shares of common stock to Northbound, Inc. in consideration for business consulting services provided to our company during 2004. These consulting services included services related to our insurance coverage. The services were valued at $5,800. The principal of Northbound is the son of Gilbert Singerman, a director of our company. Gilbert Singerman disclaims beneficial ownership of any securities held by his son. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On October 5, 2004, we approved the issuance of 503,680 shares of common stock to Oak Street Ventures, Inc. in connection with certain business consulting services provided to our company valued at $73,034. The shares were issued on December 3, 2004 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On October 5, 2004, we also approved the issuance of 503,680 shares of common stock to Corporation First, Inc. for certain business consulting services valued at $73,034. The shares were issued on December 3, 2004. Voting control of Corporation First is held by the mother of Gary Spaniak, Jr. He disclaims any beneficial ownership in the shares. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On October 5, 2004, we also agreed to issue 68,000 shares of our common stock to CCD Financial, Inc. in consideration for consulting services in connection with our introductions to Penthouse Media Group. The services were valued at $9,860. The shares were issued on December 3, 2004 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On October 27, 2004, we approved the issuance of 3,000,000 shares of our common stock to American Collectors' Exchange, Inc. pursuant to an agreement dated October 27, 2004 to acquire certain animation cel art library and related intellectual property. Under the agreement we purchased an aggregate of 26,261 pieces of cartoon animation cel art. Pursuant to an independent appraisal, we determined the purchase price for each piece of cel art to be $50.00 per piece. We valued the common stock issued under the agreement at $.45 per share. Under the agreement we also provided American Collectors' Exchange, Inc. piggyback registration rights on the shares of common stock. The shares were issued on December 3, 2004 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         During November 2004 and December 2004, we agreed to issued 510,000 shares of common stock to Adorno & Yoss, LLP in consideration for legal services provided to our company during 2003 and 2004. The services were valued at $147,900. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On December 20, 2004 we approved the issuance of 200,000 shares of our common stock to Children's Academy of Pompano Beach, Inc. The shares were issued to Children's Academy of Pompano Beach, Inc. in consideration for the termination of our lease agreement for our former executive offices and release of any potential claims under the lease agreement. The lease agreement was through December 2007 and the remaining obligations under the lease were approximately $307,500. The principal of Children's Academy of Pompano Beach, Inc. is the mother of Gary Spaniak, Jr. He disclaims any beneficial ownership in the shares. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On December 6, 2004 we approved the issuance of 3,700,000 shares of common stock to Original Cartoon Cels, Inc. pursuant to an agreement dated December 6, 2004 to acquire certain animation cel art library and related intellectual property. Under the agreement we purchased an aggregate of 33,739 pieces of cartoon animation cel art . Pursuant to an independent appraisal, we determined the purchase price for each piece of cel art to be $50.00 per piece. We valued the common stock issued under the agreement at $.45 per share. Under the agreement we also provided Original Cartoon Cels, Inc. piggyback registration rights on the shares of common stock. The shares were issued on December 3, 2004 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         On November 16, 2004 we issued an aggregate of 198,020 shares of our common stock to Charles Trapp pursuant to conversion of our series B preferred stock. The shares were converted pursuant to our series B preferred stock designation. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

         Subsequent to our fiscal year ended 2004, on January 10, 2005, we issued an aggregate of 1,000,000 shares of our common stock to Charles Trapp pursuant to conversion of our series C preferred stock. The shares were converted pursuant to our series C preferred stock designation. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The Company's Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Balance Sheets and the Consolidated Statements of Operations, as well as the related disclosure of contingent assets and liabilities. Management believes that the following are the most critical areas in the application of its accounting policies that may affect its financial condition and results of operations:

AUCTION CONTENT INVENTORY

         Inventory is carried on the books at the lower of cost or market, utilizing the first in first out method (FIFO). The Company does not warehouse auction content inventory, other than animation cel art. Auction content is distributed as a redeemable certificate presented by the auction winner to the retailer. The inventory at December 31, 2004 was $6,848,950.

STOCK OPTION PLANS

      In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123,' which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-R, a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123-R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,

Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This Statement becomes effective the beginning of the first interim or annual reporting period that begins after December 15, 2005.

      Although the Company does not currently have a stock option plan in place for employees, officers and directors, and has not assessed the full impact of this Statement, IBD believes the adoption of this standard may have a significant, non-cash impact on the Company's results of operations or financial position as of January 2006.

INCOME TAXES

         The Company employs Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carry-forwards, and tax credit carry-forwards existing at the date of the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Other-Than-Temporary Impairment of Investments

         In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.


Contingently Convertible Instruments

         In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2004.


Share-Based Payment

         In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15,

2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)"), "Share-Based Payment." This statement replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of SFAS 123(R) will impact the Company by requiring it to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method the Company currently uses. The Company will adopt this SFAS as of January 1, 2006. The Company does not expect the adoption of this SFAS 123(R) to have a material impact its financial statements.

            The adoption of these pronouncements is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         During 2004 the Company revised its business plan to be in line with the Company's focus on building a presence as a media holding company in the adult entertainment industry. Accordingly, the Company decided to discontinue its operations related to auction sales and on March 1, 2005 entered into a licensing agreement with LTC Group, Inc., whereby LTC will pay the Company a license fee for the right to use the auction software developed and patented by the Company. Such licensing fee is equal to 20 percent of the gross auction profits.

          The Company recognized $0 revenue for cel art sales for the year ended December 31, 2004, compared to $52,250 for the year ended December 31, 2003. Although the Company is not a dealer of cel art, the Company occasionally has an opportunity to sell directly to collectors.

         Selling, General and Administrative Expenses increased $600,793, to $1,241,776, in 2004, when compared to $161,464 in 2003. The increase was principally due to nonrecurring expenses related to the Company's acquisition of an equity interest in PMG, and the Company's acquisition of iBill. Cost of Sales decreased to $0 for the year ended December 31, 2004 from $22,500 for the same period in 2003, a decrease of $22,500. Cost of Sales relates only to the sales of the Company's cel art, during 2004 no cel art was sold.

LIQUIDITY AND CAPITAL RESOURCES

         The Company depleted the cash resources that it has available, however the Company currently believes that operating cash flows and borrowings will be adequate to meet its operating needs and capital requirements through 2005. Such operating needs and capital requirements include short-term commitments, and market penetration of our iBill and XTV services.

         The terms upon which such borrowed capital will be available to us, if at all, may dilute the ownership of existing shareholders or adversely affect their positions. If iBill and XTV do not generate revenue beyond break-even status, or if we are unable to raise additional capital through borrowing, we may need to suspend our plans for expansion as a media holding company, which would materially adversely affect us.

         For the year ending December 31, 2004, the Company posted a net loss of $3,458,378 compared to $464,768 for the year ended December 31, 2003, a change of $2,993,610. Basic and diluted net income (loss) per Common Share for 2004 was net loss per common share of $0.19 as compared to a net loss per common share of
0.03 for 2003.

         Net cash used in operating activities was $2,106,601 in the year ended December 31, 2004. Net cash used in operating activities in the year ended December 31, 2003 was $285,770. This was a net change of $1,820,831.

         Net cash used by investing activities was $ 9,529,000 during 2004, compared to net cash used of $887 during 2003, the amount used to purchase fixed assets. The Company used $9,525,000 provided by the issuance of 10% convertible notes in conjunction with other stock issuances to acquire it's investment in PMG.

         Net cash provide by financing activities was $11,634,457 in 2004 compared cash used of $15,956 during 2003. This was the result of the payment on notes payable of $15,956 in 2003. The Company issued $9,525,000 in 10% convertible notes in to raise the needed capital to purchase it's investment in PMG. Other borrowings were used to support continuing operations.

GOING CONCERN

         In connection with their audit report on the Company's financial statements as of December 31, 2004, the Company's independent public accountants, expressed substantial doubt about the Company's ability to continue as a going concern as such continuance is dependent upon the Company's ability to raise sufficient capital.

         The Company has explored, and continues to explore, all avenues possible to raise the required funds. Continued market penetration of the Company's iBill and XTV services is dependent on the Company's ability to raise sufficient capital.


         Ultimately, the Company must achieve profitable operations if the Company is to be a viable entity. Although the Company believes that there is a reasonable basis to believe that the Company will successfully raise the needed funds to continue, the Company cannot assure the reader that the Company will be able to raise sufficient capital to continue market penetration.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND THIS MAY CONTINUE TO BE THE CASE.

         Our expenses are currently greater than our revenues. At December 31, 2004 our company had an accumulated deficit of $_______ and posted a net loss of $464,768 in fiscal year 2003. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

WE MAY NOT REALIZE THE ANTICIPATED BENEFITS OF OUR RECENT INVESTMENT AND ACQUISITIONS.

         Our board of directors believes that an investment in Penthouse Media Group, and acquisition of iBill and other acquisitions will permit us to achieve a greater level of success than is possible with our online auction. However, there can be no assurance that, following the investment and acquisitions, Interactive Brand Development will ever be successful.

AS OUR IBID BUSINESS PLAN IS NOT A TRADITIONAL WAY OF ADVERTISING AND MARKETING, IT MAY BE DIFFICULT FOR YOU TO DETERMINE WHETHER OUR BUSINESS CAN BE COMMERCIALLY SUCCESSFUL.

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

THERE HAS BEEN A SIGNIFICANT DECLINE IN NEWSSTAND SALES AND CIRCULATION OF PENTHOUSETM PUBLICATIONS.

         In recent years, domestic newsstand circulation for men's magazines has been declining and domestic average monthly newsstand circulation of Penthouse publications has decreased significantly. We believe that changes in the social climate that are adverse toward men's magazines will continue. Unless Penthouse Media Group is able to successfully refocus its marketing efforts toward the sale of products and services around its PenthouseTM brand through other outlets, such as retail video, cable television and the Internet, its revenues will continue to decline and our investment in Penthouse Media Group will be materially and adversely affected.

IF PENTHOUSE MEDIA GROUP IS UNABLE TO COMPETE EFFECTIVELY WITH OTHER FORMS OF ADULT AND NON-ADULT ENTERTAINMENT, IT WILL NOT BE ABLE TO INCREASE SUBSCRIBER REVENUE.

         The ability of Penthouse Media Group to increase revenue is also related to its ability to compete effectively with other forms of adult and non-adult entertainment. Penthouse Media Group faces competition in the adult entertainment industry from other providers of adult programming, adult video rentals and sales, books and magazines aimed at adult consumers, adult oriented telephone chat lines, and adult oriented Internet services. Its ability to compete depends on many factors, including the quality and appeal of Penthouse Media Group's competitors' content, the technology utilized by its competitors, the effectiveness of their sales and marketing efforts and the attractiveness of their product offerings. Many of the existing competitors of Penthouse Media Group, as well as potential new competitors, have significantly greater financial, technical and marketing resources than Penthouse Media Group does. This allows them to devote greater resources to the development and promotion of their product offerings. These competitors may also engage in more extensive technology research and development and adopt more aggressive pricing policies for their subscription-based content. Additionally, increased competition could result in price reductions, lower margins and negatively impact Penthouse Media Group's future financial results.

LAWS AND GOVERNMENT REGULATIONS GOVERNING ADULT CONTENT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         Although the right to create adult content is protected by the First and Fourteenth Amendments to the United States Constitution, the First and Fourteenth Amendments do not protect the dissemination of this material, and several states and communities in which our products and services are provided have enacted laws regulating the distribution of late night programming with some offenses designated as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the state statutes are as varied as the number of states enacting them. The potential penalties for individuals (including corporate directors and officers) violating these federal laws include fines, community service, probation, forfeiture of assets and incarceration. Although iBill undertakes to comply with all applicable statutes and regulations, the Company cannot assure you that its efforts will be successful and that it will always comply with all applicable state and federal statutes and regulations.

CHANGES IN LAWS AND REGULATIONS REGARDING THE DISSEMINATION OF ADULT CONTENT MAY RESTRICT THE ABILITY OF PENTHOUSE MEDIA GROUP OR IBILL TO SELL OR LICENSE ITS PRODUCTS.

         While, to our knowledge, neither Penthouse Media Group or iBill has been subject to any enforcement action to prohibit the dissemination of any of its content to its customers, new laws or amendments to current ones may enable or facilitate governmental bodies to prohibit or proscribe the publication of material defined as "obscene" or in similar terms. For example, if a territory determines that Penthouse Media Group website content and the film, video and photo productions that comprise it is obscene according to their legal definition of that term, which definitions are in constant flux, Penthouse Media Group may be prohibited from carrying on business in certain jurisdictions, and may be subject to civil or criminal penalties.

WE HAVE NO CONTROL OVER THE BUSINESS AND OPERATIONS OF PENTHOUSE MEDIA GROUP.

         Our investment in Penthouse Media Group is in the form of non voting common stock. In addition, we only have the right to designate one member to Penthouse Media Group's board of directors (such board currently consists of three seats and may be increased in the near future). As our equity interest in Penthouse Media Group is non voting and we hold a minority of seats on Penthouse Media Group's board of directors, we have no control over the business and operations of Penthouse Media Group.

CHANGES IN LAWS AND REGULATIONS REGARDING THE DISSEMINATION OF ADULT CONTENT MAY RESTRICT THE ABILITY OF IBILL TO SELL OR LICENSE ITS PRODUCTS.

         While, to our knowledge, iBill has not been subject to any enforcement action to prohibit the dissemination of any of its content to its customers, new laws or amendments to current ones may enable or facilitate governmental bodies to prohibit or proscribe the publication of material defined as "obscene" or in similar terms.

BECAUSE IBILL IS INVOLVED IN THE ADULT CONTENT BUSINESS, IT MAY BE MORE DIFFICULT FOR THE COMPANY TO RAISE MONEY OR ATTRACT MARKET SUPPORT FOR ITS STOCK

         Some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to provide financing to iBill, or to participate in its public market or other activities, due to the nature of iBill business, which, in turn, may adversely affect the value of the Company's stock, and its ability to attract market support.

         iBill relies on third party financial institutions and other services to process its payment transactions. If iBill loses access to these payment transaction sources, its business would be materially and adversely affected.

         Because iBill is not a bank, it cannot belong to and directly access the credit card associations or the ACH payment network. As a result, iBill must rely on banks or their independent service operators to process its transactions. As previously disclosed, First Data has terminated the procession of iBill's transactions, requiring iBill to obtain new banks and servicers for its transactions. Currently, iBill allows payments via an online payment processing product called gkard(R) that is a branded prepaid VISA debit card system. The gkard is a confidential payment service that has many attributes including, long distance calling, prepaid top up capability, and sending/receiving money within network. The gkard debit card may be loaded using any domestic or foreign credit card. Information about gkard can be accessed at www.gkbill.com. Additionally, iBill transactions are processed through Jet-Pay, which utilizes its own banking relationships to process credit cards. These processing arrangements provide iBill a domestic processing solution that was unavailable after September 16, 2004 and that had materially negatively impacted its business.

         iBill's customers and its revenues were adversely impacted by the termination of its relationship with First Data. There can be no assurance that the new banks and servicers handling the iBill transactions will perform as well as First Data, or that they will not also terminate business with iBill in the future. iBill's failure to smoothly maintain these processing services on acceptable terms would effectively shut down its Internet transaction processing business and have a material and adverse effect on iBill's financial condition and future business prospects.

         iBill might not successfully implement strategies to increase adoption of its electronic payment methods.

         IBill's future profitability will depend, in part, on its ability to implement successfully its strategy to increase adoption of its online payment methods. There is no assurance that the relatively new market for online payment mechanisms will remain viable. iBill expects to invest substantial amounts in marketing, infrastructure and technology to expand its iBill business. There is no assurance that iBill will have adequate capital resources to make such investments. In addition, investment in these programs will adversely affect its short-term profitability. iBill may also fail to successfully implement these programs or to substantially increase adoption of its electronic payment method by customers who pay for the service. Such failures would have an adverse effect on revenues, and cause iBill business to suffer.

         iBill depends on online adult transactions for a significant percentage of its payment volume. If iBill`s ability to process payments for websites offering adult content is impaired, its financial results and growth prospects would be significantly and adversely affected.

         The vast majority of the dollar volume of all payments made through the iBill System as settlements are from purchases made at adult websites. iBill relies on these transactions for a substantial portion of its customer base and its payment volume. Regulators could choose to restrict or prohibit its sellers from advertising iBill for payments. If iBill's ability to process payments for purchases made on online adult websites became impaired, or if these online adult sites took additional steps to integrate their own payment services, iBill's business would suffer.

IBILL FACES STRONG COMPETITORS AND ITS MARKET EVOLVES RAPIDLY. IF IBILL DOES NOT COMPETE EFFECTIVELY, THE DEMAND FOR ITS PRODUCT MAY DECLINE, AND ITS BUSINESS WOULD SUFFER.

         The market for iBill products is emerging, intensely competitive and characterized by rapid technological change. iBill competes with existing payment methods and other companies. Many of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition or a larger base of customers in affiliated businesses than iBill has. The company's competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than iBill can. They may devote greater resources to the development, promotion and sale of products and services than iBill can, and they may offer lower prices. These competitors have offered, and may continue to offer, their services for free in order to gain market share and we may be forced to lower iBill prices in response. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than iBill does. If these competitors acquired significant market share, this could result in iBill losing market share, which would have a material adverse effect on the Company's business.

         Changes to credit card association rules or practices could negatively affect iBill service and could result in a termination of its ability to accept credit cards. If iBill is unable to accept credit cards, its competitive position would be seriously damaged.

         iBill must comply with the operating rules of the credit card associations and NACHA as they apply to merchants. The associations' member banks set these rules, and the associations interpret the rules. Some of those member banks compete with iBill. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules that iBill or its processors might find difficult or even impossible to comply with, in which case iBill could lose its ability to give customers the option of using credit cards to fund their payments. If iBill were unable to accept credit cards its competitive position would be seriously damaged.

         MasterCard has announced that, effective May 1, 2004, it will require each customer that regularly uses iBill to accept payment for goods or services to enter into a contract with the bank that processes MasterCard transactions for iBill and to agree to observe MasterCard rules. iBill believes it can comply with this rule through changes to its User Agreement, but the Company is unable at this time to predict precisely how this rule will affect its business. It could require iBill to change the relationship among its customers and its credit card processing bank in ways that could increase the Company's costs, reduce the attractiveness of its service, or both.

         American Express has instituted a policy of not processing credit card charges for online adult-related content. If other credit card processing companies were to implement a similar policy, this could have a material adverse effect on iBill business, results of operations and financial condition.

IBILL FACES SIGNIFICANT RISKS OF LOSSES DUE TO FRAUD AND DISPUTES BETWEEN SENDERS AND RECIPIENTS.

         iBill faces significant risks of loss due to fraud and disputes between senders and recipients, including:

         o unauthorized use of credit card and bank account information and identity theft;

         o merchant fraud and other disputes over the quality of goods and services;

         o        breaches of system security;

         o        employee fraud; and

         o        use of the iBill system for illegal or improper purposes.

         When a customer pays a merchant for goods or services through iBill using a credit card and the cardholder is defrauded or otherwise disputes the charge, the full amount of the disputed transaction gets charged back to iBill and its credit card processor levies additional fees against it, unless iBill can successfully challenge the chargeback. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. If iBill chargeback rate becomes excessive, credit card associations can require iBill to pay fines and could terminate its ability to accept their cards for payments. Early in 2004, as a result of high chargeback rates in the second half of 2003, MasterCard determined that iBill violated its operating rules by having excessive chargebacks and fined iBill card processor $5,800,000, which was subsequently passed on to iBill. Although iBill resolved this situation to MasterCard's satisfaction and has reduced its chargeback rate, iBill cannot assure you that new causes of excessive chargebacks will not arise in the future.

         iBill has taken measures to detect and reduce the risk of fraud, but it cannot assure you of their effectiveness. If these measures do not succeed, iBill business will suffer.

IBILL INCURS CHARGEBACKS AND OTHER LOSSES FROM MERCHANT FRAUD, PAYMENT DISPUTES AND INSUFFICIENT FUNDS.

         iBill incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant's description or that the customer did not authorize the purchase. iBill also incurs losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. iBill's liability for such items could have a material adverse effect on its business and result in iBill losing the right to accept credit cards for payment. If iBill is prohibited from accepting credit cards for payment, its ability to compete could be impaired, and its business would suffer.

UNAUTHORIZED USE OF CREDIT CARDS AND BANK ACCOUNTS COULD EXPOSE IBILL TO SUBSTANTIAL LOSSES. IF THE COMPANY IS UNABLE TO DETECT AND PREVENT UNAUTHORIZED USE OF CARDS AND BANK ACCOUNTS, ITS BUSINESS WOULD SUFFER.

         The highly automated nature of, and liquidity offered by, iBill payment product makes it an attractive target for fraud. In configuring iBill product, it faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers, often in bulk and in conjunction with automated mechanisms of online communication, potentially can steal large amounts of money from businesses such as iBill's. iBill believes that several of its current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. iBill expects that technically knowledgeable criminals will continue to attempt to circumvent its anti-fraud systems, which can result in a significant adverse impact on iBill's ability to remain in business.

SECURITY AND PRIVACY BREACHES IN IBILL ELECTRONIC TRANSACTIONS MAY EXPOSE IT TO ADDITIONAL LIABILITY AND RESULT IN THE LOSS OF CUSTOMERS, EITHER OF WHICH EVENTS COULD HARM IBILL BUSINESS AND CAUSE ITS STOCK PRICE TO DECLINE.

         Any inability on iBill's part to protect the security and privacy of its electronic transactions could have a material adverse effect on iBill profitability. A security or privacy breach could expose the Company to additional liability; increase its expenses relating to resolution of these breaches; and deter customers from using its product. Any failures in iBill security and privacy measures could have a material adverse effect on its business, financial condition and results of operations.

IBILL COULD INCUR SUBSTANTIAL LOSSES FROM EMPLOYEE FRAUD AND, AS A RESULT, ITS BUSINESS WOULD SUFFER.

         The large volume of payments that iBill handle for its customers makes it vulnerable to employee fraud or other internal security breaches. There is no assurance that iBill internal security systems will prevent material losses from employee fraud.

         iBill payment system might be used for illegal or improper purposes, which could expose the Company to additional liability and harm its business.

         Despite measures iBill has taken to detect and prevent identify theft, unauthorized uses of credit cards and similar misconduct, iBill payment system remains susceptible to potentially illegal or improper uses. These may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures iBill has taken to detect and lessen the risk of this kind of conduct, the Company cannot assure you that these measures will succeed. IBill's business could suffer if customers use its system for illegal or improper purposes.

         In addition, iBill's classify merchants who historically have experienced significant chargeback rates, such as online gaming-related service providers and online gaming merchants, as "higher risk". The legal status of many of these higher risk accounts is uncertain, and if these merchants are prohibited or restricted from operating in the future, iBill's revenue from fees generated from these accounts would decline. Proposed legislation has been introduced in the U.S. Congress to clarify that operation of an Internet gaming business violates federal law, and to prohibit payment processors such as iBill from processing payments for online gaming merchants. Even if this proposed legislation is not enacted, online gaming merchants could be determined to violate existing federal and state gambling laws. In particular, the New York State Attorney General recently stated that even under current law, the processing of known gambling transactions may lead to liability for facilitating or aiding and abetting the underlying activity. If the online gaming merchants that accept iBill are operating illegally, iBill could be subject to civil and criminal lawsuits, administrative action and prosecution for, among other things, money laundering or for aiding and abetting violations of law. iBill would lose the revenues associated with these accounts and could be subject to material penalties and fines, both of which would seriously harm its business.

IBILL IS SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET, THE IMPACT OF WHICH IS DIFFICULT TO PREDICT.

         There are currently few laws or regulations that apply specifically to the sale of goods and services on the Internet. The application to iBill of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, electronic contracting, consumer protection and privacy is unclear. IBill's liability if its customers violate laws on pricing, taxation, impermissible content, intellectual property infringement, unfair or deceptive practices or quality of services is also unclear. In addition, iBill may become subject to new laws and regulations directly applicable to the Internet or the Company's activities. Any existing or new legislation applicable to iBill could expose it to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which iBill depends. In addition, any increase in the taxation of electronic commerce transactions may make the Internet less attractive for consumers and businesses, which could have a material adverse effect on iBill business, results of operations and financial condition.

IBILL FINANCIAL SUCCESS WILL REMAIN HIGHLY SENSITIVE TO CHANGES IN THE RATE AT WHICH ITS CUSTOMERS FUND PAYMENTS USING CREDIT CARDS RATHER THAN BANK ACCOUNT TRANSFERS OR EXISTING IBILL ACCOUNT BALANCES. THE COMPANY'S PROFITABILITY COULD BE HARMED IF THE RATE AT WHICH CUSTOMERS FUND USING CREDIT CARDS GOES UP.

         iBill pays significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing iBill account balance. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

INCREASES IN CREDIT CARD PROCESSING FEES COULD INCREASE IBILL'S COSTS, AFFECT ITS PROFITABILITY, OR OTHERWISE LIMIT IBILL OPERATIONS.

         From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. MasterCard implemented an increase to its interchange fees effective April 2002. iBill credit card processors have the right to pass any increases in interchange fees on to iBill. Any such increased fees could increase iBill's operating costs and reduce its profit margins. Furthermore, iBill credit card processors require the Company to pledge cash as collateral with respect to its acceptance of Visa, MasterCard, American Express and Discover and the amount of cash that iBill is required to pledge could be increased at any time.

CUSTOMER COMPLAINTS OR NEGATIVE PUBLICITY ABOUT IBILL CUSTOMER SERVICE COULD ADVERSELY AFFECT USE OF ITS PRODUCT AND, AS A RESULT, ITS BUSINESS COULD SUFFER.

         Customer complaints or negative publicity about iBill customer service could severely diminish consumer confidence in and use of iBill services. Breaches of iBill customers' privacy and its security measures could have the same effect. Measures iBill sometimes takes to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with iBill's customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact iBill profitability significantly. IBill's inability to manage or train its customer service representatives properly could compromise iBill's ability to handle customer complaints effectively. If it does not handle customer complaints effectively, its reputation may suffer and iBill may lose its customers' confidence.

IBILL MAY EXPERIENCE BREAKDOWNS IN ITS PAYMENT PROCESSING SYSTEM THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE IBILL TO LIABILITY, WHICH COULD AFFECT ADVERSELY ITS ABILITY TO PROVIDE RELIABLE SERVICE.

         A system outage or data loss could have a material adverse effect on the iBill business, financial condition and results of operations. To operate iBill's business successfully, iBill must protect its payment processing and other systems from interruption by events beyond its control. iBill depends on two third parties for co-location of its data servers and rely upon these third parties for the physical security of its servers. iBill servers currently reside in facilities in Deerfield Beach, Florida. Currently iBill is not able to switch instantly to another back-up site in the event of failure of the main server site. This means that an outage at one facility could result in iBill system being unavailable for at least several hours. This downtime could result in increased costs and lost revenues, which would be detrimental to iBill's business.

IBILL'S INFRASTRUCTURE COULD PROVE UNABLE TO HANDLE A LARGER VOLUME OF CUSTOMER TRANSACTIONS.

         iBill's failure to accommodate transaction growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers or increase its costs, all of which would harm the Company's business. In addition, since iBill merchant customers use its processing services and products for critical transactions, any errors, defects or other infrastructure problems could result in damage to their businesses. These customers could seek significant compensation from iBill for their losses. Even if unsuccessful, this type of claim likely would be time consuming and costly for iBill to address.

IBILL MAY NOT PROTECT ITS PROPRIETARY TECHNOLOGY EFFECTIVELY, WHICH WOULD ALLOW COMPETITORS TO DUPLICATE ITS PRODUCTS. THIS WOULD MAKE IT MORE DIFFICULT FOR IBILL TO COMPETE WITH THEM.

         iBill's success and ability to compete in its markets depend, in part, upon its proprietary technology. iBill relies primarily on copyright, trade secret and trademark laws to protect its technology including the source code for its proprietary software, documentation and other proprietary information. While iBill has filed five patent applications, it has not been granted any patents for features of its electronic payment processing system. There is no assurance that any of iBill's patent applications will be granted or that if they are granted, they will be valid. A third party might try to reverse engineer or otherwise obtain and use iBill's technology without its permission, allowing competitors to duplicate iBill products. In addition, the laws of some countries in which iBill sells its product may not protect software and intellectual property rights to the same extent as the laws of the U.S.

IBILL DEPENDS ON INCREASING DEVELOPMENT OF THE INTERNET

         iBill's business depends, in part, upon the Internet to generate business-to-business commerce and provide Web-enabled software access to customers. The Internet's viability for conducting commerce and business profitably has not yet been fully established. Several factors may slow the growth of, or otherwise impede, online commerce including the lack of or slow development of enabling technologies, performance improvements and other necessary infrastructure, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased or more stringent regulation or taxation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally. The occurrence of any of these events would have a material, adverse effect on the iBill business, financial condition and results of operations.

IBILL'S BUSINESS STRATEGY DEPENDS ON THE DEVELOPMENT AND MAINTENANCE OF STRATEGIC RELATIONSHIPS

         iBill's success will depend in part on its ability to develop and maintain strategic relationships. We believe that such relationships will be important in order to validate iBill business strategy, facilitate broad market acceptance of its products and enhance its sales, marketing and distribution capabilities. Although iBill is currently negotiating arrangements with certain companies, it currently has entered into few formal strategic relationships. These relationships are still tenuous and there is no assurance that iBill will be able to enter into more of them or build upon those it has entered into. Any inability on iBill's part to develop, attract or maintain strategic relationships, or the termination of one or more successful relationships, could have a material, adverse effect on its business, financial condition, results of operations and future prospects.

WORKPLACE AND OTHER RESTRICTIONS ON ACCESS TO THE INTERNET MAY LIMIT USER TRAFFIC ON IBILL WEB SITES.

         Many offices, businesses and educational institutions restrict employee and student access to the Internet. Because iBill revenues are dependent on user traffic on its sites, an increase in these types of restrictions, or other similar policies, could harm the company's business, financial condition and operating results. In addition, access to iBill Web sites outside the United States may be restricted by governmental authorities or Internet service providers. If these restrictions become more prevalent, iBill growth could be hindered.

IBILL FACES POTENTIAL LIABILITY FOR INTERNET CONTENT.

         iBill faces potential liability for negligence, copyright, patent, trademark infringement, defamation, indecency, disparagement and other claims based on the nature and content of the materials that iBill transmits. In addition, iBill could be exposed to liability with respect to the unauthorized duplication or transmission of content. Insurance may not cover potential claims of this type or may not be adequate to indemnify iBill for all liability that may be imposed. In addition, the indemnification for such liability that iBill generally requires from its content providers may be inadequate. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on iBill business, results of operations and financial condition.

         The adult-oriented content of iBill Web sites may also subject the company to obscenity charges or other legal claims. iBill may also be subject to claims based upon the content that is available on its Web sites through links to other sites and in jurisdictions in which iBill has not previously distributed content. Implementing measures to reduce iBill's exposure to this liability may require iBill to take steps that would substantially limit the attractiveness of its Web sites or their availability in various geographic areas, which could negatively impact their ability to generate revenue.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the financial statements commencing on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective October 30, 2003, we dismissed the firm of William J. Hadaway ("WJH") as the principal accountants to audit our financial statements. The dismissal was approved by our board of directors. The reports of WJH on the financial statements of our for the past year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Effective October 30, 2003, we engaged the accounting firm of Jewett, Schwartz & Associates as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2003.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and

Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B: OTHER INFORMATION

         None.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Our current directors and executive officers are as follows:

            NAME                AGE   POSITION

            Steve Markley        59   Chief Executive Officer, Principal
                                      Financial Officer, Secretary, Director
            Gary Spaniak Jr.     40   President, Director
            Steve Robinson       56   Director
            Gilbert Singerman    70   Director
            Robert Dolin         83   Director

         STEVE MARKLEY. Since February 15, 2001, Mr. Markley has served as Chief Executive Officer and Director of IBD, formerly known as Care Concepts I, Inc. and iBid America, Inc,, and since August 2002 he has served as Principal Financial Officer and Secretary for the Company. From 1997 through January 2001, Mr. Markley served as President and CEO of Value Dining Incorporated, a franchise restaurant company in Southeast Florida doing business as Golden Corral Buffet and Grill.

         GARY SPANIAK JR. Since February 15, 2001, Mr. Spaniak has served as President and as Director of IBD, formerly known as Care Concepts I, Inc, and iBid America, Inc.. From 1998 until his position with iBid, Mr. Spaniak was the Director of Site Acquisitions for Retail Site Development, Inc., a commercial real estate acquisition company that negotiates build-to-suit locations for retail establishments across the U.S. From 1997 until 1998, Mr. Spaniak was a marketing consultant in Florida for AutoNation USA, an automobile sales franchise company.

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

COMPOSITION OF OUR BOARD OF DIRECTORS

         Effective January 21, 2005, the Company completed the acquisition of 100% of the equity interests in Media Billing Company, LLC, which owns 100% of the equity interests in iBill, from PHSL. In connection with the acquisition of iBill, each of Steven Robinson, Gilbert Singerman and Robert Dolin agreed to resign from the Company's board of directors at such time as their resignations are accepted by the Company. Under the acquisition agreement, the Company also agreed that, until the next meeting of stockholders, in whole or in part for the purpose of electing directors, to increase the number of persons serving on its board of directors to eight, of which (i) two persons shall be designated by Steve Markley and Gary Spaniak, Jr., the Company's chief executive officer and president, respectively; and (ii) six directors shall be designated by PHSL, including three independent directors within the meaning of the Sarbanes-Oxley Act of 2002. To date, the composition of the board of directors has not changed.

IBILL MANAGEMENT

         STEVE MARKLEY. Managing Member of iBill, a limited liability company, since its acquisition as a wholly-owned subsidiary by IBD on January 21, 2005. Since February 15, 2001, Mr. Markley has served as Chief Executive Officer and Director of IBD, formerly Care Concepts I and iBid, and since August 2002 he has served as Principal Financial Officer and Secretary for iBid. From 1997 through January 2001, Mr. Markley served as President and CEO of Value Dining Incorporated, a franchise restaurant company in Southeast Florida doing business as Golden Corral Buffet and Grill.

         GARY SPANIAK JR. Since February 15, 2001, Mr. Spaniak has served as President and as Director of IBD, formerly Care Concepts I and iBid, and parent company of iBill. From 1998 until his position with iBid, Mr. Spaniak was the Director of Site Acquisitions for Retail Site Development, Inc., a commercial real estate acquisition company that negotiates build-to-suit locations for retail establishments across the U.S. From 1997 until 1998, Mr. Spaniak was a marketing consultant in Florida for AutoNation USA, an automobile sales franchise company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely on our review of Forms 3, 4 and 5 received by our company, or written representations from certain reporting persons that during the fiscal year ended December 31, 2004, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

COMMITTEES OF THE BOARD OF DIRECTORS

         The board of directors met 26 times during 2004. All directors serve until the next annual shareholders meeting and until the election and qualification of their successors, Directors do not receive any compensation for serving on the board or any committees of the board.

         We have established an Audit Committee, a Compensation Committee and a Nominating Committee.

         The Audit Committee, comprised of independent directors Steve Robinson, Robert Dolin, and Gilbert Singerman, is directly responsible for appointment, compensation and oversight of the independent auditor, including resolving any disagreements between the auditor and management. The auditor reports directly to the committee, which has met twice since inception to adopt its by-laws and to establish procedures to receive and address complaints concerning accounting and auditing matters, including procedures for employees' anonymous submission of issues regarding these matters. The Audit Committee is composed solely of three unaffiliated, independent directors who accept no consulting or other fees from the company. Mr. Singerman is considered a "Financial Expert" as defined under Item 401 of Regulation S-B.

         The Compensation Committee is composed entirely of our three independent directors, who are responsible for setting our chief executive officer's salary and who will approve salaries for other executives based on the chief executive officer's recommendation after consulting with the Committee. The Compensation Committee intends to meet on an as-needed basis. The committee met formally once in 2004.

         The Nominating Committee is composed entirely of our three independent directors, who will approve board nominations in the future on as as-needed basis. The Nominating Committee did not formally meet in 2004.

CODE OF ETHICS

         During the year ended December 31, 2003, we adopted a Code of Ethics. The code applies to our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (1) honest and ethical conduct; (2) full, fair , accurate, timely and understandable disclosure; (3) compliance with applicable laws and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to our chief executive officer for the last three completed fiscal years and to any officer who earned $100,000 or more per year ("Named Executives").

                                          OTHER ANNUAL         OTHER ANNUAL
NAME AND POSITION     YEAR  TOTAL INCOME     BONUS             COMPENSATION
---------------------------------------------------------------------------
Steven Markley, CEO   2002      -0-           -0-                  -0-
Steven Markley, CEO   2003      -0-           -0-                  -0-
Steven Markley, CEO   2004      -0-           -0-                  -0-

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following information sets forth the individual grants of stock options and freestanding SARs to the Named Executives in the last fiscal year.


-------------------------------------------------------------------------------------------------------------------
                            NUMBER OF SECURITIES         PERCENT OF TOTAL
                          UNDERLYING OPTIONS/SARS    OPTIONS/SARS GRANTED TO
        NAME                      GRANTED            EMPLOYEES IN FISCAL YEAR   EXERCISE PRICE   EXPIRATION DATE
-------------------------------------------------------------------------------------------------------------------
Steve Markley, CEO                  -0-                        -0-                    N/A              N/A
-------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS/SAR
VALUES

         The following table sets forth the number of stock options and freestanding SARs exercised by the Named Executives during the last completed fiscal year.

------------------------------------------------------------------------------------------------------------------
                                                                 NUMBER OF UNEXERCISED
                                                                 SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                          SHARES ACQUIRED ON                    OPTIONS/SARS AT FY-END   IN-THE-MONEY OPTIONS/SARS
        NAME                   EXERCISE        VALUE REALIZED                                    AT FY-END
------------------------------------------------------------------------------------------------------------------
Steve Markley, CEO                -0-                -0-                  -0-                       -0-
------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

         Directors are not paid for meetings attended at our corporate headquarters nor for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by our company.

EMPLOYMENT AGREEMENTS

         The Company to date has entered into two employment agreements with its executive officers and two consulting agreements pursuant to management of the company. Each of the two employment agreements the Company has entered into with CEO Steve Markley and President Gary Spaniak Jr. stipulate an annual salary of $125,000 in exchange for continued management services. Each of the two consulting agreements the Company has entered into with Gary Spaniak Sr. and Bobby Story stipulate an annual payment of $125,000 in exchange for services related to business management, financing, and mergers and acquisitions. Messrs. Spaniak Sr. and Story are independent contractors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 15, 2005, there were 29,620,805 shares of our common stock outstanding. The following table sets forth certain information regarding (1) each person known by our company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director and named executive officer of our company and (3) all officers and directors as a group.

         Beneficial ownership has been determined based upon information made available to us or otherwise contained in public filings. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of warrants and the conversion of preferred stock. As such, the table also gives effect to, (1) conversion at an effective assumed conversion price of $0.50 per share of all 10% convertible notes, shares of Series E preferred stock, Series F preferred stock, Series G preferred stock and warrants (convertible up to an aggregate of 72,216,280 shares of common stock) issued in connection with our Penthouse media Group investment; and (2) conversion of our Series D preferred stock (convertible into 49.9% of our fully diluted common stock on the date of conversion). As such, on a pro forma basis for calculating the number of shares issuable as of March 15, 2005, pursuant to the conversion of our Series D preferred Stock, there were approximately 202,264,871 shares of our common stock issued and outstanding.


                                             NUMBER OF SHARES           APPROXIMATE PERCENTAGE
NAME AND ADDRESS                            BENEFICIALLY OWNED              OF COMMON STOCK
--------------------------------------      ------------------          ----------------------

Granite Management Company, LLC(1)(3)           15,000,000                   33.6%

Summit Trading Limited(2)(3)                    15,000,000                   33.6%

Monarch Pointe Fund LP(3)(4)                    10,680,280                   26.5%

CCI II, L.L.C.(3)(5)                            12,030,417                   28.9%

Steve Markley                                      517,117                    1.7%

Gary Spaniak, Jr.                                1,701,667                    5.7%

Steven Robinson                                    500,000                    1.7%

Gilbert Singerman                                    2,000                      *

Robert Dolin                                        62,500                      *

PHSL Worldwide, Inc.(6)(10)                    100,930,171                   49.9%

Luis Enrique Fernando Molina Galeana(6)        100,930,171                   49.9%

Jason Galanis(6)(7)(8)(10)                      39,037,120                   19.3%

Charles Samel(6)(7)(9)(10)                      54,004,720                   26.7%

All Officers and directors as a group,
(5 individuals)                                  2,783,284                    9.3%

*Less than 1%

(1) Voting control held by Frank Couchentakis, AJ Nassar, James Morrell and Gil Sternbach. Granite Management Company, LLC, a private investment company, is a partner of GMI Investment Partners, a partnership that received 45,000 shares of our Series G preferred stock in connection with the transactions relating to our investment in Penthouse Media Group. Address is 407 SE 9th Street, Suite 100, Fort Lauderdale, FL 33316. Granite Management Company, LLC beneficially owns 11,246.88 shares of our Series G preferred stock that is convertible into 15,000,000 shares of our common stock.

(2) Voting control held by Richard Fixaris. Summit Trading Limited, a Bahamian holding company owned by the Weist Family Trust, is a partner of GMI Investment Partners. Address is 120 Flagler Avenue, New Smyrna Beach, FL 32169. The Weist Family Trust is a private trust established for the benefit of Daisy Rodriguez, Stephanie Kaye, Tracia Fields and C.S. Arnold. Summit Trading Company beneficially owns 10,665.784 shares of our Series G preferred stock that are convertible into 14,225,000 shares of our common stock. Summit Trading Company also owns beneficially an additional 581.09 shares of our Series G preferred stock that is convertible into an additional 775,000 shares of our common stock.

(3) A total of 23,087.33 shares of our Series G preferred stock, convertible into an aggregate of 30,791,680 shares of our common stock have been placed in escrow for the benefit of Monarch Pointe Fund LP, Castlerigg Master Investments Limited (rights subsequently transferred to CCI II, L.L.C.), and the other holders of our 10% notes and Series F preferred stock, in the event that the trading price of our common stock at the time of conversion of such convertible securities shall be less than $3.00 per share. In the event that any shares of our common stock issuable upon conversion of such 23,087.33 escrowed shares of Series G preferred stock are not delivered to the holders of our convertible securities upon conversion thereof, the remaining escrowed shares shall be allocated to MVIT and Faries Capital LLC. Faries Capital LLC is owned by Charles L. Samel. Based on the current trading price of our common stock, if all of our outstanding 10% notes and shares of Series E preferred stock and Series F preferred stock were converted into our common stock, all of the escrowed shares would be allocated and issued to the holders of such convertible securities.

(4) Voting control held by Mercator Advisory Group, LLC. The principal owner of Mercator Advisory Group is David F. Firestone. Address is c/o Mercator Advisory Group LLC, 555 South Flower Avenue, Suite 4500, Los Angeles, CA 90071. Monarch Pointe Fund is a private equity fund that owns of record 35,000 shares of our Series E preferred stock, convertible into 1,166,667 shares of our common stock, has a beneficial interest in 6,810.606 shares of our escrowed Series G preferred stock convertible into up to 9,083,333 shares of our common stock, and holds warrants to purchase 430,280 shares of common stock at $3.00 per share.

(5) Managing member is Castlerigg Master Investments, Ltd. The investment manager of Castlerigg Master Investments, Ltd. is Thomas E. Sandell. Address is c/o Kleinberg, Kaplan, Wolfe & Cohen, 551 Fifth Avenue, New York, New York 10176. CCI II, L.L.C. owns of record 32,500 shares of our Series F redeemable convertible preferred stock, convertible into 1,750,000 shares of our common stock, has a beneficial interest in 6,560.675 shares of our escrowed Series G preferred stock convertible into up to additional 8,750,000 shares of our common stock, and holds warrants to purchase 363,806 shares of common stock at $3.00 per share. Also includes 1,166,611 additional shares that may be issued to CCI II, L.L.C. in connection with the payment of dividends on its Series F preferred stock. On February 18, 2005, CCI II, L.L.C. acquired its interests in our company from Castlerigg Master Investments Limited in a privately negotiated transaction.

(6) PHSL is a publicly owned entity with less than 300 shareholders of record as at January 1, 2005, the first day of PHSL's fiscal year. Molina Vector Investment Trust ("MVIT"), the principal stockholder of PHSL, holds 10.5 million shares of Series C convertible preferred stock of PHSL, which together with the common stock holdings of MVIT is convertible into a majority of its outstanding common stock of PHSL. The Series C preferred stock of PHSL also controls the election of the board of directors of PHSL. MVIT is a family trust established by Dr. Luis Enrique Fernando Molina Galeana. As part of a transaction with Vector Partners, LLC, Jason Galanis (an affiliate of Vector Partners) became a co-trustee and participant in the MVIT. Mr. Galanis, although a co-trustee of MVIT, has no dispositive or voting power with respect to the shares held by MVIT. Effective as of September 30, 2004, Dr. Molina, MVIT, Vector Partners, Mr. Galanis, Charles L. Samel, and Catalyst Capital LLC (an affiliate of Mr. Samel) entered into a settlement and securities allocation agreement, under which MVIT and Dr. Molina agreed that, in consideration of the agreement of Messrs. Galanis, Samel and their affiliates to indemnify Dr. Molina and MVIT from certain liabilities aggregating in excess of $10,000,000 previously incurred by MVIT and Dr. Molina to partially finance the prior operations and acquisition activities of PHSL, 50% of the PHSL Series C preferred stock, 50% of all PHSL common stock and 50% of any Company Series D preferred or common stock distributed by PHSL to its shareholders, would be allocated to Messrs. Galanis and Samel or their affiliates, and the remaining 50% of such securities would be allocated in equal one-third amounts between Dr. Molina, Mr. Galanis and Mr. Samel. To date, no PHSL securities or Company securities have been distributed under the settlement and securities allocation agreement and MVIT remains the sole record owner of the PHSL Series C preferred stock. Address is 2200 S.W. 10th Street Deerfield Beach, Fl 33442.

(7) A total of 23,087.33 shares of our Series G preferred stock, convertible into an aggregate of 30,791,680 shares of our common stock have been placed in escrow for the benefit of Monarch Pointe Fund LP, Castlerigg Master Investments Limited, and the other holders of our 10% notes and Series F preferred stock, in the event that the trading price of our common stock at the time of conversion of such convertible securities shall be less than $3.00 per share. In the event that any shares of our common stock issuable upon conversion of such 23,087.33 escrowed shares of Series G preferred stock are not delivered to the holders of our convertible securities upon conversion thereof, the remaining escrowed shares shall be allocated to MVIT and Faries Capital LLC. Faries Capital LLC is owned by Charles L. Samel. Based on the current trading price of our common stock, if all of our outstanding 10% notes and shares of Series E preferred stock and Series F preferred stock were converted into our common stock, all of the escrowed shares would be allocated and issued to the holders of such convertible securities.

(8) As set forth in Note 6, Galanis is party to a settlement and securities allocation agreement pursuant to which Galanis may, upon the future exercise of an option, acquire 41.67% of the Series C preferred stock of PHSL held by MVIT, with such Series C preferred stock representing a controlling interest in PHSL. To date, no PHSL securities or Company securities have been transferred under the settlement and securities allocation agreement and MVIT remains the sole record owner of the PHSL Series C preferred stock. Messrs. Galanis and Samel have advised that they intend to comply with their indemnification obligations to Dr. Molina and MVIT and settle a variety of personal obligations incurred in connection with the former activities of PHSL by seeking to assign to unaffiliated third parties a significant portion of the above referenced securities that are issuable to them under such agreement. In addition, as set forth in Note 3 above, shares of Series G Preferred Stock, convertible into 30,791,680 shares of the Company's common stock have been placed in escrow by GMI Investment Partners and 15,395,840 of those shares are beneficially owned by MVIT and Galanis has the option to acquire 41.67% of these shares. Mr. Galanis disclaims any beneficial interest in shares owned or controlled by Mr. Samel. Address is 421 North Rodeo Drive, Beverly Hills CA 90210.

(9) As set forth in Note 6, Samel is party to a settlement and securities allocation agreement pursuant to which Galanis may, upon the future exercise of an option, acquire 41.67% of the Series C preferred stock of PHSL, with such Series C preferred stock representing a controlling interest in PHSL. To date, no PHSL securities or Company securities have been transferred under the settlement and securities allocation agreement and MVIT remains the sole record owner of the PHSL Series C preferred stock. Messrs. Galanis and Samel have advised that they intend to comply with their indemnification obligations to Dr. Molina and MVIT and settle a variety of personal obligations incurred in connection with the former activities of PHSL by seeking to assign to unaffiliated third parties a significant portion of the above referenced securities that are issuable to them under such agreement. In addition, as set forth in Note 3 above, shares of Series G Preferred Stock, convertible into 30,791,680 shares of the Company's common stock have been placed in escrow by GMI Investment Partners and 15,395,840 of those shares are beneficially owned by Faries. Mr. Samel owns 100% of Faries. In addition, as set forth in Note 4 above, 30,791,680 shares of our common stock have been placed in escrow by GMI Investment Partners and 15,395,840 of those shares are beneficially owned by MVIT and Samel has the option to acquire 41.67% of these shares. Mr. Samel disclaims any beneficial interest in shares owned or controlled by Mr. Galanis. Address is Address is 421 North Rodeo Drive, Beverly Hills CA 90210.

(10) The Securities and Exchange Commission announced on January 24, 2005 that it filed a civil injunctive action against PHSL, Charles Samel, a former officer of PHSL and Jason Galanis (a shareholder of PHSL), charging them with accounting fraud, reporting violations and violations of the Sarbanes-Oxley certification rules. In its complaint, the Commission seeks permanent injunctions and civil penalties as to all of the defendants; and officer and director bars against Samel and Galanis. The litigation is pending. The litigation does not involve our company.

EQUITY COMPENSATION PLAN INFORMATION

         There are no outstanding options or warrants issued under equity compensation plans. We currently have no stock option plan.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The amount due to stockholders at December 31, 2004 and December 31, 2003 was $1,151,970 and $7,316. These amounts represented advances from shareholders and corporate expenses paid personally by stockholders.

         We were party to a lease agreement for our former executive offices with Children's Academy of Pompano Beach, Inc., an entity controlled by the mother of Gary Spaniak, our president. The lease agreement was through December 2007. On December 20, 2004 we agreed to terminate the lease. The remaining obligations under the lease on the date of termination were approximately $307,500. Children's Academy of Pompano Beach, Inc. accepted 200,000 shares of our common stock in consideration of forgiving all outstanding obligations under the lease and release of any potential claims under the lease agreement. Gary Spaniak, Jr. disclaims any beneficial ownership in the shares.

         On July 14, 2004 we entered into a Settlement and Termination Agreement with Oak Street Ventures, Inc. under which Oak Street Ventures received 4,000,000 shares of our common stock in consideration of consulting services provided in connection with our introduction to iBill and subsequent acquisition negotiations with iBill. On August 26, 2004, we approved the issuance of 503,680 shares of common stock to Oak Street Ventures in consideration of additional business consulting services provided to our company valued at $73,034. Gary Spaniak, Sr. is a stockholder of Oak Street Ventures, Inc. He. is the father of Gary Spaniak, Jr. (an officer and director of our company). Gary Spaniak, Jr. disclaims any beneficial interest in securities owned by his father.

         On August 26, 2004, we also approved the issuance of 503,680 shares of common stock to Corporation First, Inc. for certain business consulting services valued at $73,034. Voting control of Corporation First is held by the mother of Gary Spaniak, Jr. He disclaims any beneficial ownership in the shares.

         On August 26, 2004 we entered into a business consulting services agreement with Northbound, Inc. for services related to our insurance coverage. In consideration of services provided under the agreement we issued Northbound 40,000 shares of our common stock. The services were valued at $5,800. The principal of Northbound is the son of Gilbert Singerman, a director of our company. Gilbert Singerman disclaims beneficial ownership of any securities held by his son.

         On October 1, 2004, we entered into a business consulting services agreement with Gary Spaniak Sr., valued at $125,000 annually for a term of three years, in addition to health insurance benefits. Mr. Spaniak is the father of the president.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         2.1 Settlement and Securities Purchase Agreement, dated as of September 21, 2004 with PET Capital Partners LLC, Absolute Return Europe Fund, Susan Devine, NAFT Ventures I LLC, Marc H. Bell, Daniel Staton (collectively, the "Bell/Staton Group"), Penthouse International, Inc., The Molina Vector Investment, and Milberg Weiss Bershad & Schulman LLP, as escrow agent(1).
         2.2 Stockholders Agreement, dated October 19, 2004 among the Bell/Staton Group and the Company(1).
         2.3 August 22, 2004 Securities Purchase Agreement, as amended, between the Company and Penthouse International, Inc(1).
         3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Schedule 14A Proxy Statement filed with SEC on November 1, 2004).
         3.2 Amended and Restated By-Laws (incorporated by reference to Form 10-KSB filed March 26, 2001).
         3.3 Amendment to Bylaws (incorporated by reference to Schedule 14A Proxy Statement filed with SEC on November 1, 2004).
         3.4 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Schedule 14C Information
                  Statement filed with the SEC on March 10, 2005).
         3.5      Designation of Series D Preferred Stock (incorporated by
                  reference to Form 8-K dated January 21, 2005).
         3.6      Designation of Series E Preferred Stock(1).
         3.7      Designation of Series F Preferred Stock(1).
         3.8      Designation of Series G. Preferred Stock(1).
         3.9      Designation of Series H Preferred Stock
         3.10     Designation of .50 Warrants
         8.1 Agreement and Plan of Merger (incorporated by reference to Form 8-K filed November 19, 2002.)
         10.1 Form of Subscription Agreement, dated as of September 20, 2004, between the Company and holders of 10% convertible subordinated secured notes of the Company due 2009(1).
         10.2     Form of 10% Note(1).
         10.3 Form of Security Agreement between the Company and holders of 10% Notes(1).
         10.4 Form of Pledge Agreement among the Company, the holders of 10% Notes and holders of Series F preferred stock(1).
         10.5 Form of Subscription Agreement, dated as of September 20, 2004, between the Company and Monarch Pointe Fund, Ltd., as holder of 35,000 shares of Series E convertible preferred stock(1).
         10.6 Form of Subscription Agreement, dated as of September 28, 2004, between the Company and Castlerigg Master Investments Limited and Vestcap International Management Limited, as holders of 34,500 shares of Series F convertible senior secured preferred stock(1).
         10.7 Form of Security Agreement between the Company and holders of Series F Preferred Stock(1).
         10.8 September 23, 2004 Stock Purchase Agreement among GMI Investment Partners, Penthouse International, Inc. and the Company(1).
         10.9 Form of Registration Rights agreement between the Company and holders of Preferred Stock and Notes(1).
         10.10 iBill Securities Purchase Agreement dated July 22, 2004 (filed on Form 8-K Current Report dated July 30, 2004).
         10.11 iBill Securities Closing Agreement dated January 21, 2005 (filed on Form 8-K Current Report dated January 21, 2005).
         10.12 Employment Agreement dated October1, 2004 between the Company and Steve Markley.
         10.13 Employment Agreement dated October 1, 2004 between the Company and Gary Spaniak Jr.
         10.14 Consulting Agreement dated October 1, 2004 between the Company and Bobby Story.
         10.15 Consulting Agreement dated October 1, 2004 between the Company and Gary Spaniak Sr.

         10.16 Termination Agreement dated November 4, 2004 between the Company and Foster Sports Inc. and Carl Foster.
         10.17 Management Agreement dated March 1, 2005 between the Company and LTC Group, Inc., for the management of our online auction business and website, iBidUSA.com.
         10.18    XTV Acquisition Agreement dated March 31, 2005.
         14 Code of Ethics (incorporated by reference to Form 10-KSB filed on March 29, 2004).
         16.1 Letter from former Auditor (incorporated by reference to Form 8-K/A filed January 21, 2003.)
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
         31.2     Certification of Principal Financial and Accounting Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act.
         32.1     Certification of Chief Executive Officer Pursuant to Section
                  906 of the Sarbanes-Oxley Act.
         32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         (1)      Filed on Form 8-K Current Report dated October 19, 2004.

(b)      Form 8-K

         During the last quarter of the period covered by this annual report the following reports on Form 8-K were filed by our company:

         On October 26, 2004 a Form 8-K was filed to disclose events under items 1.01, 2.01, 2.03 and 3.02 of Form 8-K.

         On December 12, 2004 a Form 8-K was filed to disclose events under items 1.02 and 9.01 of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2003

         Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $30,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were none.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2003 was none.

Year ended December 31, 2004

         Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2004 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $15,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $44,000.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 was none.

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

                                           INTERACTIVE BRAND DEVELOPMENT, INC.

                                           By /s/ Steven Markley
                                              ---------------------------------
                                           Chief Executive Officer
                                           and Principal Financial Officer

                                           Date: April 15, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                               Date

/s/ Steve Markley          Chief Executive Officer,            April 15, 2005
-----------------
Steve Markley              Secretary/Treasurer, Principal
                           Financial Officer, Director

/s/ Gary Spaniak Jr.       President, Director                 April 15, 2005
--------------------
Gary Spaniak Jr.

/s/ Steve Robinson         Director                            April 15, 2005
------------------
Steve Robinson

/s/ Gilbert Singerman      Director                            April 15, 2005
---------------------
Gilbert Singerman

/s/ Robert Dolan           Director                            April 15, 2005
----------------
Robert Dolin

                              FINANCIAL STATEMENTS

                       INTERACTIVE BRAND DEVELOPMENT, INC.


                                Table of Contents

Report of Independent Certified Public Accountants................  F-2

Consolidated Balance Sheet as of December 31, 2004................  F-3

Consolidated Statements of Operations
for the years ended December 31, 2004 and 2003....................  F-4

Consolidated Statements of Changes in Shareholders' Equity
for the year ended December 31, 2004 and 2003.....................  F-5

Consolidated Statements of Cash Flows
for the year ended December 31, 2004 and 2003.....................  F-6

Notes to Consolidated Financial Statements........................  F-7 - F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Interactive Brand Development, Inc.

We have audited the accompanying consolidated balance sheet of Interactive Brand Development, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Brand Development, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2004. The Company is working on various alternatives to improve the Company's financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Jewett, Schwartz, & Associates

Hollywood, Florida
April 11, 2005

                          INTERACTIVE BRAND DEVELOPMENT
                           CONSOLIDATED BALANCE SHEET

                                                                             DECEMBER 31, 2004
                                                                             -----------------
ASSETS
    Cash and cash equivalents                                                  $          -
    Accounts receivable                                                                 453
    Other assets                                                                          -
                                                                               ------------
       Total current assets                                                             453
                                                                               ------------

    Furniture and fixtures, net of accumulated depreciation of $56,116               26,593
    Auction software, net of accumulated amortization of $522,424 (Note)                      -
    Cel Art inventory                                                             6,848,950
    Investment in PMG                                                            43,220,939
    Prepaid Acquisition Costs                                                         4,000
    Patent                                                                           12,500
                                                                               ------------
Total assets                                                                   $ 50,113,435
                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued expenses                                     $    148,706
     Notes payable - related party                                                1,048,248
     Due to related party - IBiLL                                                   593,525
     Accrued payroll and related payables                                           432,400
                                                                               ------------
       Total current liabilities                                                  2,222,879
                                                                               ------------


    10% Convertible notes                                                         9,525,000
    Other long term liabilities                                                     475,000
                                                                               ------------
       Total long term liabilities                                               10,000,000

                                                                               ------------
Total liabilities                                                                12,222,879
                                                                               ------------

Shareholders' equity:

Common Stock, Par Value $.001, 30,000,000 Shares authorized,
  15,192,425 shares issued at Dec 31,2003; and 28,312,569  shares
  issued Dec 31, 2004                                                                28,312
Preferred B, par value $0.001, 10,000 shares authorized, 1,000 shares
  issued and outstanding                                                                  -
Preferred C, Par Value, $001, 45,000 Shares authorized, 10,000 issued                    10
Preferred E, Par Value, $001, 35,000 Shares authorized, 35,000 issued                    35
Preferred F, Par Value, $001, 87,000 Shares authorized, 34,500 issued                    35
Preferred G, Par Value, $001, 45,000 Shares authorized, 45,000 issued                    45
Additional paid-in-capital                                                       42,238,872
Accumulated deficit                                                              (4,376,752)
                                                                               ------------
    Total shareholders' equity                                                   37,890,556

                                                                               ------------
Total liabilities & shareholders' deficit                                      $ 50,113,435
                                                                               ============

The accompanying notes are an integral part of these financial statements.

                          INTERACTIVE BRAND DEVELOPMENT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                               2004             2003
                                                                            ------------    ------------
Revenues:
Cel Art Sales                                                               $          -    $     52,250
Other                                                                                  -          (5,883)
                                                                            ------------    ------------
Total Revenue                                                                          -          46,367

Operating expenses:
    Cost of sales                                                                      -          22,500
    Selling, general and administrative                                        1,153,610         161,464
    Depreciation and amortization                                                 16,172          16,196
                                                                            ------------    ------------
Total operating expenses                                                       1,169,782         177,660
                                                                            ------------    ------------

Operating loss                                                                (1,169,782)       (131,293)

Other income (expense):
    Loss on disposal of fixed assets                                             (42,860)
    Interest expense                                                             (92,893)           (361)
                                                                            ------------    ------------
Total other expense                                                             (135,753)           (361)
                                                                            ------------    ------------

Net operating loss                                                            (1,305,535)       (131,654)

Income taxes                                                                           -               -
                                                                            ------------    ------------

Net loss from continuing operations                                           (1,305,535)       (131,654)
                                                                            ------------    ------------

Discontinued operations, net of income tax
Loss on disposal of discontinued operations,                                    (657,885)              -
Loss from operations for discontinued Foster Sports & Ibid Auction            (1,494,958)       (333,114)
                                                                            ------------    ------------
Loss from discontinued operations                                             (2,152,843)       (333,114)

                                                                            ------------    ------------
Net loss                                                                    $ (3,458,378)   $   (464,768)

Dividends on preferred stock                                                      (6,000)         (8,000)
                                                                            ------------    ------------

Net loss applicable to common stock                                         $ (3,464,378)   $   (472,768)
                                                                            ============    ============

Basic and diluted earnings (loss) per common share:
    Continuing operations                                                          (0.07)          (0.01)
    Discontinued operations                                                        (0.12)          (0.02)
                                                                            ------------    ------------
Total                                                                       $      (0.19)   $      (0.03)
                                                                            ============    ============

Weighted average number shares outstanding - basic and diluted                18,023,018      15,192,425
                                                                            ============    ============

The accompanying notes are an integral part of these financial statements.

                          INTERACTIVE BRAND DEVELOPMENT
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2003 AND 2004

                                                                              Series B            Series C           Series E
                                                                           Preferred Stock     Preferred Stock   Preferred Stock
                                                                         -------------------   ---------------   ---------------
                                                                           Shares     Amount   Shares   Amount   Shares   Amount
                                                                         ----------   ------   ------   ------   ------   ------
Balance December 31, 2002                                                   1,000      100     10,000    1,000

Reclassification of preferred stock to paid in capital                                 (99)               (990)

Net Loss
                                                                           ------      ---     ------    -----   ------     --

Balance December 31, 2003                                                   1,000        1     10,000       10

 Purchase of Foster Sports, Inc

 Issue Stock for services

 Issue Stock for services

 Issued Stock for M & A work

 Issued Stock for Cel Art @ $0.45

 Conversion of Series B                                                    (1,000)      (1)

 Record Purchase of Penthouse Media Group, net of acquisition cost                                               35,000     35

 Foster Adjustment

Net Loss

                                                                           ------      ---     ------    -----   ------     --
 Balance December 31, 2004                                                      -        -     10,000       10   35,000     35
                                                                           ======      ===     ======    =====   ======     ==

                                                                            Series F          Series G
                                                                         Preferred Stock  Preferred Stock      Common Stock
                                                                         ---------------  ---------------   ------------------
                                                                         Shares   Amount  Shares    Amount    Shares    Amount
                                                                         ------  -------  ------    ------  ----------  ------
Balance December 31, 2002                                                                                   15,192,425  15,192

Reclassification of preferred stock to paid in capital

Net Loss
                                                                         ------   ----    ------      --    ----------  ------

Balance December 31, 2003                                                                                   15,192,425  15,192

 Purchase of Foster Sports, Inc                                                                                480,000     480

 Issue Stock for services                                                                                    2,050,360   2,050

 Issue Stock for services                                                                                      111,764     112

 Issued Stock for M & A work                                                                                 4,000,000   4,000

 Issued Stock for Cel Art @ $0.45                                                                            6,700,000   6,700

 Conversion of Series B                                                                                        198,020     198

 Record Purchase of Penthouse Media Group, net of acquisition cost       34,500     35    45,000      45

 Foster Adjustment                                                                                            (420,000)   (420)

Net Loss

                                                                         ------   ----    ------      --    ----------  ------
 Balance December 31, 2004                                               34,500   34.5    45,000      45    28,312,569  28,312
                                                                         ======   ====    ======      ==    ==========  ======

                                                                                     Deficit in
                                                                           Paid-in    Retained
                                                                           Capital    Earnings      Total
                                                                         ----------  ----------   ----------
Balance December 31, 2002                                                 6,088,038    (453,606)   5,650,724

Reclassification of preferred stock to paid in capital                        1,089           -           99

Net Loss                                                                               (464,768)    (464,768)
                                                                         ----------  ----------   ----------

Balance December 31, 2003                                                 6,089,127    (918,374)   5,185,956

 Purchase of Foster Sports, Inc                                           3,095,520                3,096,000

 Issue Stock for services                                                   202,986                  205,036

 Issue Stock for services                                                    69,182                   69,294

 Issued Stock for M & A work                                                                           4,000

 Issued Stock for Cel Art @ $0.45                                         3,008,300                3,015,000

 Conversion of Series B                                                        (197)                       -

 Record Purchase of Penthouse Media Group, net of acquisition cost       32,482,534               32,482,648

 Foster Adjustment                                                       (2,708,580)              (2,709,000)

Net Loss                                                                             (3,458,378)  (3,458,378)

                                                                         ----------  ----------   ----------
 Balance December 31, 2004                                               42,238,871  (4,376,752)  37,890,556
                                                                         ==========  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                          INTERACTIVE BRAND DEVELOPMENT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                2004           2003
                                                                            -------------   ----------
Net  (Loss)                                                                 $ (3,458,378)   $(464,768)
Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation and amortization                                                     16,172       16,196
Net impairment loss from discontinued operations                                 468,410            -
Issuance of stock for services                                                   278,330            -
Changes in operating assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                                             22,772      137,779
  Auction content inventory                                                            -       22,500
  Increase (decrease) in:
  Accounts payable and accrued expenses                                          133,693        2,523
  Accrued payroll                                                                432,400            -
                                                                            ------------    ---------
Net cash used in operating activities                                         (2,106,601)    (285,770)
                                                                            ------------    ---------

Cash Flows from Investing Activities:
    Acquisition of PMG investment                                             (9,525,000)           -
    Prepaid acquisition costs                                                     (4,000)           -
    Purchase of equipment & leasehold improvements                                     -         (887)
                                                                            ------------    ---------
Net cash used by investing activities                                         (9,529,000)        (887)
                                                                            ------------    ---------

Cash Flows from Financing Activities:
    Proceeds from convertible notes                                            9,525,000       20,000
    Principal payment of notes payable                                                 -      (15,956)
    Proceeds from long-term loan payable                                         750,000            -
    Payments long-term loan payable                                             (275,000)           -
    Net advances from related party                                              586,209      (82,799)
    Proceeds from related party notes payable                                  1,048,248
    Repayments of notes payable-related party                                          -     (120,833)
    Proceeds from sale of stock                                                        -      183,632

                                                                            ------------    ---------
   Net cash provided by financing activities                                  11,634,457      (15,956)
                                                                            ------------    ---------

Net Increase in Cash and Cash Equivalents                                         (1,144)    (302,613)
    Cash and Cash Equivalents, Beginning                                           1,144      122,044
                                                                            ------------    ---------
    Cash and Cash Equivalents, Ending                                       $          -    $(180,569)
                                                                            ============    =========

Supplemental disclosures:
--------------------------------------------------------------
    Cash paid during the year for interest                                  $     92,893    $     361
                                                                            ============    =========
    Cash paid during the year for taxes                                     $          -    $       -
                                                                            ============    =========

    Non-cash investing and financing activities:

    Stock issued for services                                               $    278,330    $       -
                                                                            ============    =========
    Stock issued for the purchase of auction content inventory              $  3,015,000    $       -
                                                                            ============    =========
    Stock issued for the acquisition of PMG stock                           $ 32,482,648    $       -
                                                                            ============    =========

The accompanying notes are an integral part of these financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1. ORGANIZATION AND CAPITALIZATION

Interactive Brand Development, Inc. ("IBD", the "Company" or the "Corporation") is authorized under its Articles of Incorporation to issue and have outstanding at any one time 30,000,000 shares of common stock par value $.001 per share. As a subsequent event to fiscal year 2004, a majority of the Company's shareholders by written consent dated January 31, 2005 voted to increase the number of authorized shares to 400,000,000 shares of common stock, par value $.001 per share, effective March 31, 2005.

On November 29, 2004, the Company changed its name to Interactive Brand Development, Inc. from Care Concepts I, Inc. to better define its emerging role as a media holding company after consummating a transaction on October 19, 2004, to acquire a minority equity non-voting interest in the post-bankruptcy, reorganized Penthouse Media Group, Inc. (formerly known as General Media, Inc.). Such amount of equity held is 34.7%. Penthouse Media Group emerged from bankruptcy reorganization on October 5, 2004. In order to finance the purchase price for this equity investment in the reorganized Penthouse Media Group, IBD sold $9.525 million principal amount of its 10% Promissory Notes, due September 15, 2009, 35,000 shares of its Series E convertible preferred stock, 54,500 shares of its Series F convertible redeemable senior secured preferred stock and 45,000 shares of its Series G convertible preferred stock to 22 investors for $16.475 million of gross proceeds. Currently, such convertible securities, together with 3-year warrants to purchase up to 4,216,280 additional shares of the Company's common stock at $3.00 per share, may be converted or exercised for up to 72,216,280 shares of IBD common stock.

In October 2004, in anticipation of the acquisition of 100% of the equity interest in Media Billing Company, LLC (which owns 100% of the equity interest in Internet Billing Company, LLC ("iBill")) from PHSL Worldwide, Inc and certain of its affiliates ("PHSL"), and to collateralize IBD obligations to holders of 10% notes and series F preferred stock aggregating $14.975 million, PHSL, Media Billing and iBill granted such investors subordinated security interests totaling $14.975 million in the iBill equity and assets.

Effective January 21, 2005, IBD completed the acquisition of 100% of the equity interests in Media Billing Company, LLC, which owns 100% of the equity interests in iBill, from PHSL.

In connection with the acquisition of iBill in January 2005, IBD issued to PHSL 330,000 shares of its Series D Preferred Stock, which PHSL is entitled to convert into the number of shares of IBD common stock as shall represent 49.9% of the fully-diluted shares of the Company's common stock on the date of conversion. If PHSL had converted on the date of issuance, 100,733,244 shares of IBD common stock would have been issued.

10% notes and Preferred Stock Rights:

10% Notes. The Company issued an aggregate of $9,525,000 of 10% Notes to 18 investors (the "Investors"), none of whom were previously affiliated with the Company. Such 10% Notes:

      o are payable as to interest only, at the rate of 10% per annum, payable semi-annually on June 30th and December 31st, based on a 360 day calendar year; provided, that interest on the 10% Notes shall be payable either 100% in cash, or at the option of the Company, 50% in cash and the balance in additional shares of Company common stock at the conversion price of the 10% Notes set forth below:

      o unless previously converted into common stock (the "Note Conversion Shares"), shall be payable as to principal, together with all accrued an unpaid interest, on September 15, 2009 (the "Note Maturity Date");

      o upon the earlier of December 31, 2004 or the Company obtaining stockholder approval for the issuance of the 10% Notes and other Financing Securities, shall be convertible, at any time, at the option of the Investors at a price per share (the "Note Conversion Price") equal to 50% of the average closing price of the Company's common stock, as traded on the American Stock Exchange LLC or other National Securities Exchange, for the five trading days immediately prior to the date (the "Conversion Date") that notice of conversion is given to the Company, subject to a minimum conversion price of $3.00 per share (the "Floor Price"); provided, that at the time of conversion, the Note Conversion Price is less than the Floor Price, the holders of the 10% Notes are entitled to receive additional shares of common stock from GMI Investment Partners or their affiliates, described as "Escrowed Shares" below; and

      o are secured by (i) a lien on the assets of Internet Billing Company LLC ("iBill") subordinated to the lien granted to holders of the Series F Preferred Stock, and (ii) the pledge by the Company of a portion (pro rated with the Series F Senior Preferred Stock) of 100% of the members interest in iBill to be acquired by the Company and the Company's 39.3% equity interest in the Reorganized General Media; which liens on iBill assets issued to holders of 10% Notes and the Series F Preferred Stock are subject and subordinate to a first priority lien that may be granted to one or more senior lenders providing up to $10.0 million of working capital financing to iBill;

      o may not be prepaid by the Company until the holders of Series F Preferred Stock have elected whether or not to require redemption of the Series F Senior Preferred Stock; and

      o are accompanied by warrants (the "10% Note Warrants") to purchase up to one share of common stock for each $3.00 of 10% Notes purchased, as a result of which the Company issued 10% Note Warrants to purchase 3,175,000 additional shares of common stock at an exercise price of $3.00 per share.

The Series E Preferred Stock. Simultaneous with its sale of the 10% Notes, the Company also raised $3.5 million from the sale of 35,000 shares of its Series E Preferred Stock to Monarch Pointe Fund LP ("Monarch"). Prior to such transaction, Monarch had no previous affiliation with the Company, although it had previously invested in Penthouse International, Inc. The Series E Preferred
Stock:

      o pays an annual dividend of 6% per annum, until the effective date of the Registration Statement registering the underlying conversion shares and Escrowed Shares issuable upon conversion of the Series E Preferred Stock for resale;

      o is senior, at the rate of $100 per share, on liquidation and sale of control to the Company's outstanding Series A Preferred, Stock, Series B Preferred Stock, Series C Preferred Stock and Series G Preferred Stock;

      o is junior on liquidation and sale of control to the Company's outstanding Series F Senior Preferred Stock;

      o is not redeemable or secured by any liens on assets or capital stock; and

      o upon the earlier to occur of (i) the Company's obtaining stockholder approval, or (ii) December 31, 2004, shall be convertible into common stock (the "Series E Conversion Shares") at a conversion price equal to 50% of the "Market Price" (as defined) of the Company's common stock, as traded on the AMEX or any other national securities exchange (the "Series E Conversion Price"), subject to a $3.00 per share Floor Price; provided, that at the time of conversion, the Note Conversion Price is less than the Floor Price, the holders of the Series E Preferred Stock are entitled to receive additional shares of common stock from GMI Investment Partners or their affiliates, described as "Escrowed Shares" below; and

      o are accompanied by warrants issued to Monarch and its affiliate, Mercator Advisory Group (the "Monarch Group Warrants") to purchase approximately 430,000 shares of common stock at an exercise price equal to the Series E Conversion Price.

The Series F Preferred Stock. Simultaneous with its sale of the 10% Notes and Series E Preferred Stock, the Company raised $3.45 million from the sale of 34,500 shares of its Series F Preferred Stock to Castlerigg Master Investments Limited ("Castlerigg"). Prior to such transaction, Castlerigg had no previous affiliation with the Company, although it had previously invested in Penthouse International, Inc. The Series F Preferred Stock:

      o pays an annual dividend at the rate of 10% per annum, payable semi-annually on June 30th and December 31st , which dividend is payable either 100% in cash, or at the option of the Company, 50% in cash and the balance in additional shares of Company common stock valued at 50% of the volume weighted average price or "VWAP Price," (as defined) for the five trading days prior to the dividend payment date, then in effect;

      o is senior, at the rate of $100 per share, plus accrued dividends and any additional amounts owed by the Company with respect to the Series F Preferred Stock, on liquidation and sale of control or substantially all of the assets of the Company to the 10% Notes and to all other shares of capital stock of the Company, including, the Company's outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series G Preferred Stock; Series B and C have their own preferences and are subordinated to this issue.

      o unless previously converted into common stock is redeemable at the option of the holder, at $100 per share, plus accrued dividends and any additional amounts owed by the Company with respect to the Series F Preferred Stock, if any, on September 15, 2009, or an earlier date, if an event of default to the holders of the Series F Preferred Stock shall occur and be continuing (the "Mandatory Redemption Date");

      o is secured by a lien and security interest on the assets of iBill, which will become a subsidiary of the Company upon the closing of the "iBill Acquisition" described below; which lien is senior to the lien on such assets granted to holders of 10% Notes and subject and subordinate only to a first priority lien that may be granted to one or more senior lender providing up to $10.0 million of working capital financing to iBill;

      o is secured by a pledge of a pro-rata percentage of 100% of the members interest of iBill, and a pro-rata percentage of the shares of PMG Stock; which pledged securities are apportioned among Castlerigg and the holders of the 10% Notes on a pro rata basis based upon the $3.45 million purchase price for the Series F Preferred Stock and the initial $9.525 million purchase price for the 10% Notes; as a result of which 26.59% of the iBill members interest and an aggregate of 105,168 shares of PMG Stock were pledged to the holders of Series F Preferred Stock, and the remaining 73.41% of the iBill members interest and 290,351 shares of PMG Stock were pledged to the holders of the 10% Notes of the Company; provided, that if additional 10% Notes (not to exceed $4.475 million in the aggregate) are sold, or the holders of the Series F Preferred Stock exercises the Exchange Option described below to increase the stated value of the Series F Preferred Stock to $5.45 million, such allocation of the pledged iBill members interests and PMG Stock shall be appropriately readjusted; and

      o on the earlier to occur of December 31, 2004 or the Company obtaining stockholder approval, are convertible, at any time at the option of a Purchaser, into shares of the Company's common stock (the "Series F Conversion Shares"), at a price per share equal to $3.00; provided, provided, that at the time of conversion, the "VWAP Price," (as defined) for the five trading days prior to the conversion date is less than $3.00 per share, the holders of the Series F Preferred Stock are entitled to receive additional shares of common stock from GMI Investment Partners or their affiliates, described as "Escrowed Shares" below; and

      o are accompanied by three (3) year warrants (the "Series F Warrants") entitling the Series F Preferred Stockholders to purchase at an exercise price of $3.00 per share an aggregate of 386,194 shares of the Company's common stock.

In addition, at any time within on or before October 5, 2005, Castlerigg may, at its sole option, exchange shares of common stock of Penthouse International, Inc. previously purchased by Castlerigg for an aggregate of approximately $2,000,000 for (i) 20,000 additional shares of Series F Senior Preferred Stock, and (ii) 224,582 additional Series F Warrants (the "Exchange Option").

The Escrowed Shares.

Notwithstanding the $3.00 per share Floor Price applicable to the conversion of the 10% Notes and Series E Preferred Stock and the $3.00 per share conversion price applicable to the Series F Preferred Stock, in the event that (as to the Series F Preferred Stock) the daily volume weighted average price ("VWAP") of the Company's common stock or (as to the 10% Notes and Series E Preferred Stock) the average closing price of Company common stock, as traded on the AMEX or on the NASDAQ Stock Exchange, the New York Stock Exchange or the NASD OTC-Bulletin Board (together with the AMEX, a "National Securities Exchange"), shall be less than the $3.00 per share on the date that notice of conversion is given to the Company by the holder of one of the Financing Securities, then such holder is entitled to receive from the escrow described below that number of additional shares of common stock of the Company (the "Escrowed Shares") as shall represent, together with the number of 10% Note Conversion Shares, Series E Conversion Shares or Series F Conversion Shares (as applicable) (collectively, the "Conversion Shares") issuable based on the $3.00 per share conversion price or Floor Price, an aggregate number of shares of common stock that would have been issuable on the applicable conversion date if the conversion price had been based upon 50% of the average VWAP of the Company's common stock or 50% of the closing price of the Company's common stock for the five trading days immediately prior to the conversion date (each, the "Assumed Conversion Price"); provided, that in no event would such Assumed Conversion Price ever be less than $0.50 per share (the "Assumed Floor Price") irrespective of the Assumed Conversion Price.

A total of 29,929 shares of Series G Preferred Stock issued to GMI Partners represent the total amount of the Escrowed Shares. There were a total of 45,000 shares issued to GMI Partners. Such Escrowed Shares converted on December 31, 2004, into 39,916,666 shares of common stock. The Company is only obligated to issue a maximum aggregate of 7,983,333 shares of its authorized and unissued common stock to the holders of 10% Notes, Series E Preferred Stock and Series F Preferred Stock as Conversion Shares. Accordingly, the Company is not responsible for the issuance of any additional shares of its common stock in connection with common stock that may be delivered to such security holders as Escrow Shares. As a result, there can be no additional dilution in connection with these securities. Based on the sale of $9.525 million of 10% Notes, $3.5 million of Series E Preferred Stock and $5.45 million of Series F Preferred Stock inclusive of $2.0 million of Series F Preferred Stock issuable upon exercise of the Exchange Option), a total of 30,791,666 shares of Company common stock are subject to potential issuance as Escrowed Shares. However, in view of the fact that the Company may elect to sell up $5.475 million of additional 10% Notes, a maximum of up to 39,916,666 Escrowed Shares of the Company are subject to potential issuance (i) up to a maximum of 25,000,000 of such Escrowed Shares to the holders of up to a maximum of $15,000,000 of 10% Notes, (ii) up to a maximum of 5,833,333 of such escrowed Shares to the holders of $3,500,000 stated value of Series E Preferred Stock, and (iii) up to a maximum of 9,083,333 of such Escrowed Shares to the Purchasers upon conversion of the maximum $5,450,000 stated value of Series F Preferred Stock.

The Series G Preferred Stock:

      o is junior on liquidation and sale of control of the Company to the Series E Preferred Stock and Series F Senior Preferred Stock;

      o does not pay any dividend and is not secured by any assets or securities;

      o     is not subject to mandatory redemption; and

      o upon the earlier to occur of December 31, 2004 or the Company obtaining stockholder approval, is automatically converted into an aggregate number of shares of Company common stock as shall equal
            (a) 68.0 million shares of common stock, less (b) a maximum of 7,983,333 Conversion Shares issuable at the $3.00 per share conversion price or Floor Price applicable to the Financing Securities.

On November 26, 2002 the Company was authorized by the Board of Directors to issue three series of preferred stock. Series A Convertible Preferred Stock, 100,000 shares authorized, was converted in 2003. Series B Convertible Preferred Stock, 10,000 shares authorized, was converted in accordance with the Series preferences in 2004 for 198,020 shares of Common Stock. As an event subsequent to December 31, 2004, Series C Convertible Preferred Stock was converted in accordance with its preferences in January 2005 for 1,00,000 shares of Common Stock.

The Series B Convertible Preferred Stock, 10,000 shares authorized, $100 stated par value

Powers, preferred rights, qualifications, limitations and restrictions:

      o Dividends: $8 per share per year. If converted prior to anniversary, dividends will accrue to conversion date.
      o Redemption and Conversion: The Series B Convertible Preferred Stock shall be redeemed five years after original issue at stated value plus all accumulated and unpaid dividends in common stock of the Corporation at 80% of the average closing price of the common stock for the ten (10) trading days prior to the date of redemption. At the option of the holder, each share of Series B Convertible Preferred stock may be converted at any time after original issue at the stated value, plus all accumulated and unpaid dividends, in common stock of the corporation at 80% of the average closing price of the common stock for the ten (10) trading days prior to date of conversion.
      o Limitations: Upon dissolution, liquidation or winding up of the Corporation, the holders of the Series B Convertible Preferred Stock shall be entitled to receive, before any distribution is made to the holders of shares of common stock of the Corporation, the stated value of $100 per share plus accumulated but unpaid dividends and no more. In the event the amount available to pay the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C convertible Preferred Stock, shall be insufficient to permit the payment to such Holders of the full preferential amounts due to the holder of such series of Preferred Stock then the amount legally available for distribution shall be distributed among the Holders of Series A , Series B, and Series C pro rata, based on the respective liquidation amounts to which the holders of each such series are entitled.
      o Voting: To the extent that under Delaware Corporation Law the vote of the holders of the Series B Convertible Preferred Stock, voting separately as a class, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of at least a majority of the shares of the Series B Convertible Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series B Convertible Preferred Stock shall constitute the approval of such action by the class.

Series C Convertible Preferred Stock, 45,000 shares authorized, $100 stated par value.

Powers, preferred rights, qualifications, limitations and restrictions:

      o Redemption and Conversion: The Series C Convertible Preferred Stock shall be redeemed five years after original issue at stated value plus all accumulated and unpaid dividends in common stock of the Corporation at 80% of the average closing price of the common stock for the ten (10) trading days prior to the date of redemption, but in any event not more than one (1) million shares. At the option of the holder, each share of Series C Convertible Preferred stock may be converted at any time after original issue at the stated value, plus all accumulated and unpaid dividends, in common stock of the corporation at 80% of the average closing price of the common stock for the ten (10) trading days prior to date of conversion, but in any event not more than one (1) million shares. No dividends are issued or accrue.
      o Limitations: Upon dissolution, liquidation or winding up of the Corporation, the holders of the Series C convertible preferred Stock shall be entitled to receive, before any distribution is made to the holders of shares of common stock of the Corporation, the stated value of $100 per share plus accumulated but unpaid dividends and no more. In the event the amount available to pay the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C convertible Preferred Stock, shall be insufficient to permit the payment to such Holders of the full preferential amounts due to the holder of such series of Preferred Stock then the amount legally available for distribution shall be distributed among the Holders of Series A , Series B, and Series C pro rata, based on the respective liquidation amounts to which the holders of each such series are entitled.
      o Voting: To the extent that under Delaware Corporation Law the vote of the holders of the Series C Convertible Preferred Stock, voting separately as a class, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of at least a majority of the shares of the Series C Convertible Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series C Convertible Preferred Stock shall constitute the approval of such action by the class.

Common Stock Issued

As defined above, on October 19, 2004, in order to finance the investment in Penthouse Media Group, the Company sold, in a series of private placement transactions, certain securities, represented by $9.525 million principal amount of 10% promissory notes due September 15, 2009, 35,000 shares of Series E convertible preferred stock and issued 34,500 shares of Series F convertible redeemable senior secured preferred stock to certain investors who provided the Company with $16.475 million in financing. In addition, IBD issued 45,000 shares of Series G convertible preferred stock to GMI Investment Partners and warrants to purchase up to 4,216,280 shares of its common stock.

On April 14, 2004 IBD issued 480,000 shares of its common stock to Foster Sports, Inc. pursuant to a stock purchase agreement dated April 14, 2004, as amended. Please See Note 4, Foster Sports Termination Agreement.

On July 14, 2004, IBD approved the issuance of 4,000,000 shares of common stock to Oak Street Ventures, Inc. in connection with a Settlement and Termination Agreement dated July 14, 2004. Oak Street Ventures, Inc., a third party consultant, participated in the acquisition of iBill. These shares were issued on December 3, 2004.

On August 26, 2004, the Company agreed to issue Catspaw Corporate Consultants, Inc. 175,000 shares of common stock in consideration for business consulting services relating to the Company's iBid America operations. These shares were issued on December 3, 2004

On August 26, 2004 the Company agreed to issue 40,000 shares of common stock to Northbound, Inc. in consideration for business consulting services provided to the company during 2004. These consulting services included services related to insurance coverage. These shares were issued on December 3, 2004

On October 5, 2004, the Company approved the issuance of 503,680 shares of common stock to Oak Street Ventures, Inc. in connection with certain business consulting services provided to the company. These shares were issued on December 3, 2004

On October 5, 2004, the Company approved the issuance of 503,680 shares of common stock to Corporation First, Inc. for certain business consulting services. These shares were issued on December 3, 2004

On October 5, 2004, the Company agreed to issue 68,000 shares of common stock to CCD Financial, Inc. in consideration for consulting services in connection with our introductions to Penthouse Media Group. These shares were issued on December 3, 2004

On October 27, 2004, the Company approved the issuance of 3,000,000 shares of common stock to American Collectors' Exchange, Inc. pursuant to an agreement dated October 27, 2004 to acquire certain animation cel art library and related intellectual property. Under the agreement IBD purchased an aggregate of 26,261 pieces of cartoon animation cel art. Under the agreement IBD provided American Collectors' Exchange, Inc. piggyback registration rights on the shares of common stock.

During November 2004 and December 2004, the Company agreed to issue 510,000 shares of common stock to Adorno & Yoss, LLP in consideration for legal services provided to the company during 2003 and 2004.

On December 20, 2004 the Company approved the issuance of 200,000 shares of common stock to Children's Academy of Pompano Beach, Inc. The shares were issued to Children's Academy of Pompano Beach, Inc. in consideration for the termination of a lease agreement for the Company's former executive offices and release of any potential claims under the lease agreement. The lease agreement was through December 2007 and the remaining obligations under the lease were approximately $307,500.

On December 6, 2004 the Company approved the issuance of 3,700,000 shares of common stock to Original Cartoon Cels, Inc. pursuant to an agreement dated December 6, 2004 to acquire certain animation cel art library and related intellectual property. Under the agreement IBD purchased an aggregate of 33,739 pieces of cartoon animation cel art Although Original Cartoon Cels, Inc. was provided piggyback registration rights on the shares of common stock.

On November 16, 2004 IBD issued an aggregate of 198,020 shares of common stock to Charles Trapp pursuant to conversion of our series B preferred stock. The shares were converted pursuant to our series B preferred stock designation. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

Subsequent to the fiscal year ended 2004, in January 2005; IBD issued an aggregate of 1,000,000 shares of common stock to Charles Trapp pursuant to conversion of series C preferred stock. The shares were converted pursuant to the series C preferred stock designation. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Interactive Brand Development, Inc. is a media and marketing company with interests in online auctions, classic animation libraries, Internet billing operations and branded adult entertainment. The Company holds a 34.7% equity interest represented by 347,137 shares of common stock in Penthouse Media Group, Inc., an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine TM, and owns and licenses the PENTHOUSETM trademarks and other intellectual property. The fair market value of that investment is in excess of $44,200,000.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

      CASH AND CASH EQUIVALENTS

      The Company maintains deposit balances at financial institutions that, from time to time, may exceed federally insured limits. At December 31, 2004, the Company had no deposits in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

      ACCOUNTS RECEIVABLE

      Accounts receivable arise from credit card payments for auctions. Concentrations of credit risk related to credit card payments are limited to the processors who remit the cash to the Company along with the Company's allocable share of fees. The Company believes these processors are financially stable and no significant credit risk exists with respect to accounts receivable arising from credit card payments. No allowance was considered necessary at December 31, 2004.

FURNITURE AND FIXTURES

Furniture and fixtures is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of furniture and fixtures is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over their estimated useful lives, or the term of the lease, whichever is shorter. Maintenance and repair costs are expensed as incurred.

SOFTWARE DEVLOPMENT COSTS

In accordance with the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, at which time such costs are capitalized, subject to recoverability. Products are made available for limited release, concurrent with the achievement of technological feasibility. No software development cost was capitalized during the year ended December 31, 2004.

IMPAIRMENT OF LONG LIVED ASSETS

The Company follows Statement of Financial Accounting Standards No. 121 (Statement 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the lowest levels for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value. At December 31, 2004, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue, which could result in impairment of long-lived assets in the future.

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

REVENUE RECOGNITION

The Company's revenues are derived from the internet auction sales, charity auction sales where the Company acts as an agent and recognizes a processing fee associated with the charity auction sales, cel art sales and licensing fees.

      o Internet auction sales are recognized upon at the time the auction is completed. The Company does not generally grant return privileges to customers. The Company retains all of the proceeds of the auction.
      o Charity auction processing fees are recognized net. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), the Company is, in substance, acting as an agent for the charities and therefore recognizes as revenue only the net fees realized on the transactions. The Company recognizes revenues on a per-transaction basis when the auction is completed and collection from the customer is probable.
      o Software license revenue is accounted for in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license revenue is recognized when there is pervasive evidence of an arrangement, the fees are fixed and determinable, the software product has been delivered, there are no uncertainties surrounding product acceptance and collection is considered probable.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred. Advertising expense was approximately $31,410 and $86,000 for the years ended December 31, 2004 and 2003, respectively.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Pursuant to SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable and prepaid expenses, as well as accounts payable, accrued expenses and short-term deferred revenue, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

BASIC AND DILUTED NET LOSS PER SHARE

The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. All convertible debt and equities were excluded from the computations of diluted net loss per common share for the year ended December 31, 2004, as their effect is anti-dilutive

ISSUANCE COSTS

Issuance costs include amounts paid and the estimated value of warrants or options issued to placement agents or financial consultants to obtain equity financing. The Company allocates issuance costs for equity financing on the relative fair value of the individual elements at the time of issuance. Equity issuance costs are deducted from the proceeds of the related equity securities.

SEGEMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

RECLASSIFICATIONS

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2004.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)"), "Share-Based Payment." This statement replaces SFAS No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The adoption of SFAS 123(R) will impact the Company by requiring it to use the fair-value based method of accounting for future and unvested employee stock transactions rather than the intrinsic method the Company currently uses. The Company will adopt this SFAS as of January 1, 2006. The Company does not expect the adoption of this SFAS 123(R) to have a material impact its financial statements.

NOTE 3: FURNITURE AND FIXTURES

                                                       Estimated
                                                        Useful
                                                        Lives      At December
                                                       (years)       31, 2004
                                                       --------    -----------
Office furniture and equipment                            5-7       $ 82,709
                                                                    --------
Less accumulated depreciation & amortization                         (56,116)
                                                                    --------
Total                                                               $26, 593
                                                                    ========

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $206,137 and $197,909, of which $189,165 and $181,713 pertained to assets utilized in the discontinued operations.

NOTE 4. AUCTION CONTENT INVENTORY

Cel Art:

The Company acquired a portion of it's the cel art from an unrelated third party. The Company issued series "C" preferred stock for the inventory, which as a subsequent event to fiscal year 2004 was converted in January 2005 into 1,000,000 shares of the Company's common stock.

On October 27, 2004, the Company approved the issuance of 3,000,000 shares of common stock to acquire an additional 26,261 pieces of animation cel art and related intellectual property, valued at $1,350,000 from an unrelated third party. In December 2004, the Company purchased an additional 33,739 pieces of cel art valued at $1,665,000 in consideration of 3,700,000 shares of common stock from a related party. The Company adopted FASB 123 "Accounting for Stock Based Compensation" in accounting for these transactions. Paragraph 8 states that when goods or services are received for the issuance of equity instruments they should be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management felt the fair value of the inventory was more reliably measurable.

The inventory is stated at lower of cost or market using the first in, first out
(FIFO) method of valuation. These cel art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website.

The auction content inventory at December 31, 2004 was $6,848,950.

Company management believes this asset will be converted into cash or equivalents within the next two years. Management does not believe a need for a provision for loss is necessary nor write-down of the cel art value is necessary, because recent sales reflect that there are no indications of impairment.

The cost of insuring these cels was not financially feasible. The Company has created a secure designated area in Deerfield Beach to store the inventory. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

NOTE 5. DISCONTINUED OPERATIONS - FOSTER SPORTS, INC. ("FOSTER") & IBID ONLINE AUCTION

During 2004 the Company revised its business plan to be in line with the Company's focus on building a presence as a media holding company in the adult entertainment industry. Accordingly, the Company decided to discontinue its operations related to auction sales and on March 1, 2005 entered into a licensing agreement with LTC Group, Inc., whereby LTC will pay the Company a license fee for the right to use the auction software developed and patented by the Company. Such licensing fee is equal to 20 percent of the gross auction profits.

In keeping with the Company's amended business strategy, the Company divested its ownership interest in Foster Sports, Inc. in November 2004 and discontinued its pursuit of business combinations with entities engaged in radio media.

Upon further review, the Company determined that Foster had not fully met the contingent consideration requirements specified in the Company's stock purchase agreement. According to the stock purchase agreement, Foster would receive a total of 480,000 shares of the Company's common stock if Foster met certain revenue requirements. Based on the Company's review, it was determined that Foster met revenue requirements sufficient to earn only 60,000 shares of IBD common stock. Accordingly, the Company issued 60,000 shares of its common stock to Foster.

NOTE 5. DISCONTINUED OPERATIONS - FOSTER SPORTS, INC. ("FOSTER") & IBID ONLINE AUCTION - (CONTINUED)

As a result of divesting its ownership interest in Foster Sports and online auction sales, the Company recognized a loss from disposition of $657,885. Such loss is reported on the consolidated condensed statements of operations as part of the "Loss from disposal of discontinued operations."

                                                          2004
                                                      -----------

      Current assets                                  $   528,788
      Property and equipment (Foster), net                 62,276
      Auction software, net                             1,112,988
      Goodwill                                            387,000
      Other assets                                        208,004
                                                      -----------
                                                        2,299,056
                                                      -----------
      Current liabilities                                (444,650)
      Long term liabilities                            (1,196,521)
                                                      -----------
                                                       (1,641,171)
                                                      -----------
      Net assets of discontinued operations           $   657,885
                                                      ===========

Operating results for discontinued operations were as follows:

                                                 2004            2003
                                             -----------      ---------

      Revenue                                $   793,160      $ 307,010
                                             -----------      ---------
      Operating expenses                                        458,411
      Depreciation and amortization              189,165        181,713
                                             -----------      ---------
      Loss before income tax benefit          (1,494,958)      (333,144)
                                             -----------      ---------
      Income tax benefit                         598,000        133,250
                                             -----------      ---------
      Net loss                               $  (896,858)     $(199,864)
                                             ===========      =========

NOTE 6. INCOME TAXES

The Company accounts for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of the existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent any deferred tax asset may not be realized.

As of December 31, 2004, a valuation allowance for the full amount of the net deferred tax asset resulting from the tax net operating losses and other items was utilized because of uncertainty regarding its realization.

In accordance with Internal Revenue code section 382, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Under such circumstances, the potential benefits from utilization of the tax loss carryforwards as of that date may be substantially limited or reduced on an annual basis. At December 31, 2004, the Company was unable to determine its net operating loss carryforwards for Federal income tax purposes due to the recent capital transaction which has materially changed the ownership of the Company.

The net income tax provision for the years ended December 31, 2004 and 2003 was zero. However, because the presentations of the accompanying statements of operations include the results of operations from both continuing operations and discontinued operations, the Company is required to present an allocation of an income tax provision between such elements. The following is a reconciliation of the income tax provision as allocated to the various elements of the accompanying statements of operations:

                                                       2004          2003
                                                    ---------      ---------
            Income Tax Benefit (Expense)
            Continuing Operations
              Current                               $       -      $       -

              Deferred                               (861,150)      (133,250)

            Discontinued Operations:
              Loss from discontinued operations       598,000        133,250
              Loss from disposition                   263,150              -
                                                    ---------      ---------
                                                      861,150
            Net Income Tax Provision                $       -      $       -
                                                    =========      =========

NOTE 7. WARRANTS

The Company had no outstanding warrants to purchase common stock at the beginning of year 2004. In October, 2004 4,216,280 additional warrants were issued at $3.00 in conjunction with the Company's efforts to raise capital for its investment in Penthouse Media Group. The Company accounts for these transactions under the provisions of SFAS No.123 "Accounting for Stock Based Compensation," and APB No.25 "Accounting for Stock Issued to Employees."

The company is relying on both APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 00-19, "Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company's Own Stock" for treatment of the convertible stock. They require the company to expense the "Beneficial Conversion Feature" in the current year. This means the difference between the fair value of the common stock and the conversion price will be amortized over the term of the note (years). Should the lender(s) convert some or all of their notes prior to the term expiring or at a different price; the accrued amounts will be adjusted accordingly.

NOTE 8. CONVERTIBLE NOTES PAYABLE AND PREFERRED STOCK

This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.50 from the market price of the common stock on the date the preferred shares were issued.

NOTE 9. RELATED PARTY TRANSACTIONS

The amount due to stockholders at December 31, 2004 and December 31, 2003 was $1,048,248 and $7,316. These amounts represented advances from shareholders and corporate expenses paid personally by stockholders.

The Company was a party to a lease agreement for its former executive offices with Children's Academy of Pompano Beach, Inc., an entity controlled by a family member of the Company's president. The lease agreement was through December 2007. On December 20, 2004 the Company agreed to terminate the lease. The remaining obligations under the lease on the date of termination were approximately $307,500. Children's Academy of Pompano Beach, Inc. accepted 200,000 shares of IBD common stock in consideration of forgiving all outstanding obligations under the lease and release of any potential claims under the lease agreement. The Company's president disclaims any beneficial ownership in the shares.

On July 14, 2004 the Company entered into a Settlement and Termination Agreement with Oak Street Ventures, Inc. under which Oak Street Ventures received 4,000,000 shares of IBD common stock in consideration of consulting services provided in connection with the Company's introduction to iBill and subsequent acquisition negotiations with iBill. The 4,000,000 shares are subject to a one-year lock up agreement. On October 5, 2004, the Company approved the issuance of 503,680 shares of common stock to Oak Street Ventures, issued on December 3, 2004, in consideration of additional business consulting services provided. A principal of Oak Street Ventures, Inc. is a family member of an officer and director of the Company.

On October 5, 2004, the Company also approved the issuance of 503,680 shares of common stock to Corporation First, Inc., issued on December 3, 2004, for certain business consulting services. Voting control of Corporation First is held by a family member of the Company's president. The Company's president disclaims any beneficial ownership in the shares.

On October 5, 2004 the Company entered into a business consulting services agreement with Northbound, Inc., issued December 3, 2004, for services related to insurance coverage. In consideration of services provided under the agreement the Company issued Northbound 40,000 shares of its common stock. The principal of Northbound is a family member of a director of the Company. The director disclaims beneficial ownership of any securities held by the family member.

In December 2004, the Company purchased an additional 33,739 pieces of cel art valued at $1,665,000 in consideration of 3,700,000 shares of common stock from a company which is owned by family member of an office and director of the Company.

NOTE 10. PREFERRED STOCK DIVIDENDS

Series B Convertible Preferred stock was converted on November 16, 2004, for which the Holder received 198,020 shares of IBD common stock, which included payment of accrued dividends. Dividends that were cumulative from date of issuance and were declared upon the conversion of series B shares in 2004.

Series F Preferred stock has accrued dividends paid one half in cash and one half in common stock. The Company paid $77,778 in cash for dividends on Series F in 2004 and 25,926 shares of its common stock, valued at $.50 per share, in dividends in 2004. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend expense in fiscal year 2003 of $8,000 and $77,778 cash accrual and 25,926 in common stock for fiscal year 2004.

NOTE 11. SUBSEQUENT EVENTS

Effective January 21, 2005, IBD completed the acquisition of 100% of the equity interests in Media Billing Company, LLC, which owns 100% of the equity interests in iBill, from PHSL.

In connection with the acquisition of iBill in January 2005, IBD issued to PHSL 330,000 shares of its Series D Preferred Stock, which PHSL is entitled to convert into the number of shares of IBD common stock as shall represent 49.9% of the fully-diluted shares of the Company's common stock on the date of conversion. If PHSL had converted on the date of issuance, 100,733,244 shares of IBD common stock would have been issued. The transaction will be recorded as a reverse acquisition.

The following condensed financial statements shows the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition. The pro forma information is based on the assumption that the acquisition took place on January 1, 2004:

                             Pro Forma Condensed Balance Sheet

                                                       (Unaudited)
                                   Interactive           Internet                Pro
                                      Brand              Billing                Forma
                                 Development, Inc.     Company, LLC            Combined

                                    Condensed            Condensed
                                 -----------------     ------------
Current Assets                     $       453         $ 12,870,804          $ 12,871,257
                                   -----------         ------------          ------------
Total Assets                       $50,113,435         $ 50,322,278          $100,435,713
                                   ===========         ============          ------------

Current liabilities                $ 2,222,879         $ 52,557,704          $ 54,780,583
                                   ===========         ============          ------------
Total liabilities                  $12,222,879         $ 52,557,704          $ 64,780,583
                                   ===========         ============          ------------

Equity                             $37,890,556         $ (2,235,426)         $ 35,655,130
                                   ===========         ============          ------------

Total liabilities and Equity       $50,113,435         $ 50,322,278          $100,435,713
                                   ===========         ============          ------------

Subsequent to fiscal year-end 2004, on March 31, 2005, the Company acquired approximately 25% of XTV, Inc., ("XTV") from XTV Investments LLC. XTV is a development stage interactive video-on-demand company that intends to broadcast video content to standard television sets using the Internet (video over IP; or IPTV). The Company purchased 6,250 of the 25,000 common shares outstanding in XTV. A portion of the shares (2,083) are subject to an escrow agreement in which the Company must sign up at least 10,000 subscribers to the service to facilitate the release of 1,042 shares from escrow, and an additional 10,000 subscribers to facilitate the release of the balance of the escrowed shares on or before October 31, 2006. Shares remaining in escrow at that date will be returned to XTV for cancellation. As consideration for the acquisition, the Company paid $1,700,000 in cash and issued 4,000 shares of a newly created preferred stock, Series H, which converts to 16,000,000 shares of IBD common stock upon a 10-day post-closing document exchange. Warrants that convert into 8 million shares of IBD common stock were also issued in conjunction with this transaction, the terms of which are detailed below.

The Series H Convertible Preferred Stock, 4,000 shares authorized, $100 stated par value

Powers, preferred rights, qualifications, limitations and restrictions:

      o Dividends: Ten percent (10%) per year. If converted prior to anniversary, dividends will accrue to conversion date. Dividends may be paid in cash or in common stock at the option of the Company.
      o Redemption and Conversion: The Series H Convertible Preferred Stock shall be redeemed five years after original issue for 16,000,000 million shares of IBD common stock. At the option of the holder, each share of Series H Convertible Preferred stock may be converted at any time after original issue at the stated value, plus all accumulated and unpaid dividends, in common stock of the corporation at two shares of common stock for each share of preferred stock.
      o Limitations: The underlying common shares to the Series H Preferred shares are subject to piggyback registration rights, to be registered on the first registration statement filed by the Company subsequent to the issuance of Series H. The Series H Preferred shares are secured by the XTV, Inc. shares owned by the Company. Upon dissolution, liquidation or winding up of the Corporation, the holders of the Series H Convertible Preferred Stock shall be entitled to receive, before any distribution is made to the holders of shares of common stock of the Corporation, the stated value of $100 per share plus accumulated but unpaid dividends as secured by the XTV stock the Company owns and no more. In the event the amount available to pay the holders of Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series F Convertible Preferred Stock, Series G convertible Preferred Stock and Series H convertible Preferred Stock, shall be insufficient to permit the payment to such Holders of the full preferential amounts due to the holder of such series of Preferred Stock then the amount legally available for distribution shall be distributed among the Holders of Series D , Series E, Series F, Series G, and Series H pro rata, based on the respective liquidation amounts to which the holders of each such series are entitled.
      o Voting: The holders of the Series H Convertible Preferred Stock are entitled to vote the shares of Preferred as if they were converted to common under the terms and conditions herein. Votes may be cast on any and all issues voted on by the holders of the Company's common stock. The 4,000 shares of Series H Preferred represent 40,000,000 shares of common stock, with each share of common stock representing one vote.

The $.50 Warrants
On April, 2005 the Company issued 8 million warrants to certain parties affiliated with the acquisition of a 25% equity interest in XTV, Inc., by the acquisition of 100% of XTV Investments, LLC. a 25% owner of XTV, Inc.

Powers, preferred rights, qualifications, limitations and restrictions:

      o Exercise: The $.50 Warrants may be exercised in whole or in part at the election of the Holder at any time prior to 4 p.m. on the fifth anniversary of the original issuance. One warrant shall be exercised for one share of IBD common stock. At the fifth anniversary, all unexercised warrants shall expire, along with all rights and obligations of the Parties thereto. The holder may elect to exercise the Warrants by surrendering the properly endorsed Warrant Certificate to the Company, with a signed and dated notice to exercise, accompanied by payment of $.50 per share to be converted. Alternately, the Holder may surrender the Warrant Certificate to the Company and receive in exchange the number of shares of the Company's common stock as would equal the number to be issued if the Holder had paid the $.50 per share, less the $.50 per share. For example, if the average closing price of IBD common stock is $1.00, and Holder exercises 100,000 warrants, he may pay $50,000 to receive 100,000 shares, or he may elect a cashless exercise and receive 50,000 shares. The average closing price shall be calculated by adding together and dividing by five the closing price on the five trading days prior to the date of the notice to exercise submitted to the Company by the Holder.
      o Limitations: Upon dissolution, liquidation or winding up of the Corporation, any unexercised $.50 Warrants shall expire, and the Holders thereto shall not be entitled to receive any payment or distribution to be made by the Company to the Holders of other classes of securities.
      o Voting: The holders of the $.50 Warrants shall have no voting rights.