Form 10QSB
period 2005-03-31
Interactive Brand Development Inc.
filed 2005-05-24
CIK 842927

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

                  For the quarterly period ended March 31, 2005

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to___________

                         Commission file number: 0-20958

                      INTERACTIVE BRAND DEVELOPMENT, INC.,
                         Formerly CARE CONCEPTS I, INC.
            (Name of small business issuer specified in its charter)


           DELAWARE                                     86-0519152
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    2200 SW 10th Street, Deerfield Beach, FL
          (Address of principal executive offices, including zip code)

                                 (954) 363-4400
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,186,912 Shares of Common Stock at May 20, 2005

                      Interactive Brand Development, Inc.

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated condensed balance sheets at March 31, 2005 and December 31, 2004

         Consolidated condensed statements of operations for the three months ended March 31, 2005 and 2004

         Consolidated condensed statements of cash flows for the three months ended March 31, 2005 and 2004

         Notes to consolidated condensed financial statements for the three months ended March 31, 2005 and 2004

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                              March 31,      December 31,
                                                                2005            2004
                                                           -------------    -------------
                                   ASSETS


Cash and cash equivalents                                  $  (3,659,963)   $   2,015,809
Accounts receivable                                           30,493,712        5,767,106
Processor Reserves                                            15,537,200       15,334,074
Prepaid and other current assets                                 634,912          734,807
                                                           -------------    -------------
Total current assets                                          43,005,861       23,851,795

Property, Plant and Equipment, net                             4,618,865        4,611,004
Auction content inventory                                      6,848,950        6,848,950
Investment in PMG                                             43,220,940       43,220,940
Prepaid Acquisition Costs                                          4,000            4,000
Goodwill                                                      30,159,390       30,159,390
Other Intangibles, net                                        11,519,355       11,519,355
Other noncurrent assets                                        1,003,616        1,003,616
                                                           -------------    -------------
Total Assets                                               $ 140,380,977    $ 121,219,051
                                                           =============    =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
Accounts payable and accrued expenses                      $   7,597,601    $   6,602,343
Notes payable                                                     71,248        1,048,248
Due to related party, net                                      1,797,805        1,797,805
Referral Fee-Client                                            4,348,286        4,348,286
Client payout liability                                       32,939,073       37,332,479
                                                           -------------    -------------
 Total Current Liabilities                                    46,754,013       51,129,161

10% Convertible notes                                          9,525,000        9,525,000
Other liabilities                                              3,254,309        3,253,708


Total liabilities                                             59,533,322       63,907,870
                                                           -------------    -------------

Member's Equity

Common stock                                                      28,312           28,312
Preferred B
Preferred C                                                           10               10
Preferred D                                                          330              330
Preferred E                                                           35               35
Preferred F                                                           35               35
Preferred G                                                           45               45
Additional paid-in-capital                                    61,654,166       61,654,166
Net Income                                                    23,560,475             --
Retained Earnings                                             (4,395,752)      (4,395,752)
                                                           -------------    -------------
Total Member's Equity                                         80,847,656       57,311,181
                                                           -------------    -------------
Total Liabilities andMember's Equity                       $ 140,380,977    $ 121,219,051
                                                           =============    =============

          See accompanying notes to consolidated financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                 For the Three Months Ended
                                                          March 31,
                                                    2005           2004
Net Sales:                                       -----------    -----------

           Revenues                               23,816,855         84,553

Costs and Expenses:
           Cost of sales

           Selling, general and administrative       256,380        143,653
                                                 -----------    -----------
           Total Costs and Expenses                  256,380        143,653
                                                 -----------    -----------
           Operating loss

           Interest expense/(income)
                                                 -----------    -----------
Loss before minority interest

           Minority loss
                                                 -----------    -----------
Net Gain/(Loss)                                   23,560,475        (59,100)

           Dividends on preferred stock                 --           (2,000)
                                                 -----------    -----------
Net gain/(loss) applicable to common stock        23,560,475        (61,100)
                                                 ===========    ===========


          See accompanying notes to consolidated financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               For the Three months Ended
                                                                                        March 31,
                                                                                  2005           2004
                                                                               -----------    -----------
Cash Flows from Operating Activities:
         Net gain/loss                                                          23,560,475        (59,100)

         Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

         Depreciation and Amortization                                               8,706         49,471
         Changes in operating assets and liabilities:
           (Increase) decrease in:
           Accounts receivable                                                 (32,831,983)
           Credit cards receivable                                                                 (1,485)
           Increase (decrease) in:
           Accounts payable and Accrued Expenses                                 4,571,290         14,020
           Other current liabilities
                                                                               -----------    -----------
         Net cash used in operating activities                                  (4,691,512)         2,906
                                                                               -----------    -----------

         Cash Flows from Investing Activities:
           Purchase of furniture and fixtures                                       (7,861)          --
                                                                               -----------    -----------
           Net cash used in investing activities                                    (7,861)
                                                                               -----------    -----------

         Cash Flows from Financing Activities:
           Proceeds from shareholders loans                                           --            8,500
           Repayments of shareholders' loans                                          --             --
           Payments on notes payable                                              (976,399)          --
                                                                               -----------    -----------
           Net cash (used in) provided by financing Activities                    (976,399)         8,500

         Net  Increase (Decrease) in Cash and Cash Equivalents                  (5,675,772)        11,406
         Cash and Cash Equivalents, Beginning of year                            2,015,809          1,144
                                                                               -----------    -----------
         Cash and Cash Equivalents, End of period                               (3,659,963)        12,550
                                                                               ===========    ===========

Supplemental Disclosure of cash flow information

Non-cash transactions:
         Acquisition through issuance of equity                                $     --

          See accompanying notes to consolidated financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.

              Notes to Consolidated Condensed Financial Statements

Note 1 - Summary of Organization and Significant Accounting Policies

BUSINESS

         Interactive Brand Development, Inc. is a media and marketing company with interests in branded adult entertainment, Internet billing procedures, online auctions, and classic animation libraries We hold a 34.7% equity interest in Penthouse Media Group, Inc., an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property. On January 21, 2005, we acquired 100% of the membership interests of Media Billing LLC and its wholly owned subsidiary, Internet Billing Company LLC, an online payment processing provider (www.ibill.com). Additionally, we purchased 6,250 shares of XTV, Inc. common stock (www.ext.com) ("XTV") from XTV Investments LLC on March 31, 2005, representing a 25% interest. The Company's name subsequently was changed to Interactive Television Network ("ITN") A portion of the shares purchased (2,083) are subject to an escrow agreement in which we must verify either 10,000 qualified subscribers to earn out 1,042 shares or 20,000 qualified subscribers to earn out all 2,083 shares on or before October 31, 2006 at which time the balance of any unearned shares is returned to ITN for cancellation. ITN has developed and launched an interactive Internet based digital system that can deliver paid adult and mainstream video and other interactive content to consumers directly to their traditional television sets or computers.

         Through our wholly owned subsidiary iBid America, Inc., we operate our online marketing, advertising and sales promotion business. We have contracted for the online auction operations to be managed by LTC Group, Inc. in exchange for 20% of the gross revenues generated by the site. We believe that by contracting for these services, the Company will be able to better allocate its financial resources toward the adult entertainment business, while still realizing a profit from our flagship enterprise. At our website, consumers can bid to acquire gift certificates redeemable for such items as hotel accommodations, restaurant meals, concerts, golf courses, shopping experiences, and personal services provided by businesses. In exchange for promoting and marketing these businesses on our website and through community functions such as charity events, we retain the auction revenue generated by the online consumer auctions. The iBid auction site is localized to specific geographic areas, and we currently conduct live auctions in Central Florida, South Florida, and Greater Cincinnati, Ohio.

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Note 2 - Subsequent Events

On May 21, 2005, the Company entered into an Amended and Restated Securities Closing Agreement ("Agreement") with PHSL WORLDWIDE, INC., (formerly "Penthouse International, Inc.") (collectively, the "Parties") amending and restating in its entirety the Securities Closing Agreement, dated January 21, 2005 between the Parties (the "Prior Agreement") pursuant to IBD's acquisition of 100% of Media Billing Company LLC and its subsidiary, Internet Billing Company LLC.

         As consideration for the acquisition, IBD issued to PHSL stock certificates evidencing 330,000 shares of IBD Series D Preferred Stock that shall be convertible, in whole or in part at any time at the option of the Holder, that number of shares of IBD common stock as shall represent 49.9% of the "Fully-Diluted CCI Common Stock" at the time of conversion.

         The Stock Purchase Agreement has been amended pursuant to the Prior Agreement, to include such terms of conversion, voting rights and provisions for the Board of Directors makeup.

         PHSL agreed to convert all of its 330,000 shares of IBD Series D Preferred Stock into shares of IBD Common Stock in accordance with the Restated Series D Preferred Certificate; such conversion to be deemed to be effective as at May 21, 2005.

         Additionally, the undated resignations as officers and directors of IBD and each subsidiary of IBD that have been previously delivered by each of Steven Robinson, Gilbert Singerman and Robert Dolin have been revoked and cancelled by PHSL. PHSL further acknowledges that such undated resignations previously received have never been accepted by PHSL. Accordingly, Messrs. Robinson, Singerman and Dolin, together with Steve Markley and Gary Spaniak, Jr. represent, as at the date hereof, all of the members of boards of directors of IBD and each of its Subsidiaries (collectively, the "Boards of Directors"), and have at all relevant times since the date of execution of the Prior Agreement, constituted all of the members of such Boards of Directors.

         PHSL also granted to the IBD Board an irrevocable and unconditional proxy, coupled with an interest to vote, all and not less than all of the shares of PHSL Stock at each regular or special meeting of stockholders of IBD called, in whole or in part, for the purpose of electing directors, ratifying the appointment of auditors or to vote upon such other proposals or matters (other than Exempt Transaction as further defined in the definitive agreement) as may come before the stockholders for vote, or in connection with any stockholder consents applicable under Delaware corporate law, all in such manner as the IBD Board shall, in the exercise of their sole and absolute discretion, determine by Required Vote.

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

Summary Overview and Overall Business Strategy

         Historically the operations of the Company has consisted of (i) an investment in an online auction website, and (ii) investments in an animation library. In October 2004, the Company made an investment in Penthouse Media Group, Inc. (see "PENTHOUSE Strategy" below). And in March, 2005, the Company acquired a minority equity interest in XTV, Inc. the name of which has been changed to Interactive Television Network (See "Our ITN (TM) Business below.)

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

OUR ITN (TM) BUSINESS

         We also acquired on March 31, 2005 a minority equity interest in Interactive Television Network, Inc., formerly XTV, Inc., a company that has developed a device and related software that users can plug into a broadband DSL or cable connection to transmit video over IP, as well as provide other interactive content, directly to a traditional television set or a computer. The system can deliver any content, and the ITN business plan currently centers around the adult entertainment market segment, although ITN has recently added mainstream content.

         We acquired 6,250 shares of XTV, Inc. , currently known as Interactive Television Network, Inc., common stock from XTV Investments, LLC. Our investment represents a 25% equity ownership of ITN., in exchange for 4,000 shares of Convertible Preferred Stock Series H, which will convert into 16,000,000 shares of IBD common stock, and $1,700,000 in cash. Eight million stock purchase warrants were also issued to certain parties affiliated with this transaction with an exercise price of $.50 per share. We believe that these businesses represent our greatest potential for future revenues and profitability.

         ITN, Inc. owns and operates a direct-to-consumer broadcast network that leverages the global infrastructure of the Internet to distribute paid video content over Internet protocol directly to traditional television sets. A part of the ITN Network digital service is a simple Internet appliance, or "set top box," that users plug into an existing broadband Internet connection (DSL or cable) and then plug it into their television. Although any media may be delivered over the ITN system, its current business plan focuses around the adult entertainment market segment with recent additions of mainstream content. Users subscribing to the ITN service currently have access to 50 channels of television style adult entertainment, 2,500 Pay-Pay-View adult movies (with additional titles added weekly), proprietary interactive products, mainstream products, a large wholesale producer of adult content, and specific interactive content targeted to the user's individual taste. Users can also access the ITN programming on their computer at its website at www.xtv.com.

ITN generates revenue from:

         o A monthly subscription fee, preliminarily priced at $29.95 per month;

         o        pay-per-view fees;

         o sale of set top boxes, estimated at approximately $179.95 each (retail);

         o        sale of "channel rights" to content providers; and

         o        demographically targeted advertising.

         Pay-per-View Revenue Sources. In addition to the monthly subscription fee of $29.95, subscribers to ITN will be offered a library of 2,500 on demand, pay-per-view movies. Prices range from $1.95 to $9.95 depending on the time purchased. Movies may be purchased for a single use for a day or may be purchased for a lifetime and stored in the `digital locker' resident on the ITN central servers.

         Other Interactive Services. ITN users can also obtain other pay services such as live, interactive video/phone sex. Selecting from a range of participating models, a subscriber can use the remote control to select an individual model and is presented with a toll-free phone number. Upon dialing the number, the subscriber is instantly connected to the individual model appearing on the television screen. Subscribers are billed $4.99 per minute. Models from anywhere in the world can participate in the ITN network with a simple Internet video camera.

         Reality TV. The ITN Network lends itself to broadcasting other niche genres, including various reality TV formats. Reality websites are amongst the most popular paysites on the Internet. By using IPTV, the flexibility of the Internet is available for reality programming on the television. In addition, ITN is capable of supporting a variety of live feed cameras, opening up the possibility of broadcasting from live venues such as topless clubs and other events. ITN subscribers can follow a favorite dancer on tour or can purchase a pay-per-view special event at a particular location.

         Specialty Products. ITN also offers 11 product offerings seen at 30 frames per second and formatted for television.

IBILL BUSINESS DESCRIPTION

         Subsequent to fiscal year ended 2004, on January 21, 2005 we completed our acquisition of Internet Billing Company, LLC (" iBill")l. iBill is an e-commerce company. iBill provides online payments and money transfer services over the Internet using proprietary iBill software that manages the sale of subscriptions, memberships and other downloadable products over the Internet.

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

Results of Operations

Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

         Gross revenues. Gross revenues increased from $84,553,for the three month period ended March 31, 2004 to $ 23,816,855 for the three month period ended March 31, 2005, an increase of $ 23,732,302. Revenue for the three month period ended March 31, 2004 consisted of on-line auctions and advertising revenue generated by Foster Sports and the sale of cel art. Revenue for the three month period ended March 31, 2005 consisted of online payments and money transfer services over the Internet.

         Operating expenses. Operating expenses increased from $ 143,653 for the three months ended March 31, 2004 to $ 256,380 for the three months ended March 31, 2005, an increase of $ 112,727.

         No costs of sales were incurred for the three months ended March 31, 2005 and March 31, 2004.

         General and administrative expenses increased from $143,653 for the three months ended March 31, 2004 to $256,380 for the three months ended March 31, 2005, an increase of $$ 112,727. Included in selling, general and administrative expenses was depreciation and amortization expense of $8,706 and $4,043 for the period ending March 31, 2005 and 2004, respectfully.

         Net Income (Loss). Net income increased from $(59,100) for the three months ended March 31, 2004 to $23,560,475 for the three months ended March 31, 2005.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

         On January 10, 2005, we issued an aggregate of 1,000,000 shares of our common stock to Charles Trapp pursuant to conversion of our series C preferred stock. The shares were converted pursuant to our series C preferred stock designation. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption..

Item 3.    Defaults upon Senior Securities

         See current report on Form 8-K under Item 8.01 filed with the Securities and Exchange Commission on January 21, 2005, and which is herein incorporated by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

         On January 31, 2005, our board of directors and a majority of shareholders approved a proposal to amend our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 400,000,000 shares. The amendment is effective as of March 31, 2005.

Item 5.    Other Information

Item 6.    Exhibits

         A.        Exhibits:

         3.0 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Schedule 14C Information Statement filed with the SEC on March 10, 2005).

         3.1 Designation of Series D Preferred Stock (incorporated by reference to Form 8-K dated January 21, 2005).

         3.2 Designation of Series H Preferred Stock (incorporated by reference to Form 10-KSB filed April 15, 2005)

         3.3 Designation of .50 Warrants (incorporated by reference to Form 10-KSB filed April 15, 2005)

         10.1 Management Agreement dated March 1, 2005 between the Company and LTC Group, Inc., for the management of our online auction business and website, iBidUSA.com. (incorporated by reference to Form 10-KSB filed April 15, 2005)
         10.2 XTV Acquisition Agreement dated 15, 2005. (incorporated by reference to Form 10-KSB filed April 15, 2005)
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
         31.2     Certification of Principal Financial and Accounting Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act.
         32.1     Certification of Chief Executive Officer Pursuant to Section
                  906 of the Sarbanes-Oxley Act.
         32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


         B. Form 8-K

         During the quarter covered by this annual report the following reports on Form 8-K were filed by our company:

         On January 14, 2005, the Company filed a Form 8-K current report under
Item 3.01, Notice to delist the Company's common stock from the American Stock Exchange based upon the Staff's position that the Company failed to satisfy certain specified listing standards.

         On January 21, 2005, the Company filed a Form 8-K current report under
Item 8.01 disclosing a Notice of Default Under Senior Securities: Series F Preferred Stock Redemption Notice concerning Series F owned by Castlerigg Master Investments, Ltd., and its allegation that IBD had failed to timely deliver a commitment letter for senior debt financing for Internet Billing Company, LLC ("iBill") of up to $10,000,000.

         On February 1, 2005, the Company filed a Form 8-K current report under Items 3.02 for the completion of the acquisition of Internet Billing Company LLC ("iBill"), Item 3.02 fro the sale of unregistered equity securities in relation to the completion of the acquisition of iBill, Item 5.01, Changes in control of registrant and Item 5.02 Departure of Directors.

         On February 11, 2005, the Company filed a Form 8-K current report under
Item 7.01 concerning the FD disclosure to Castlerigg Master Investments, Ltd.that the Company was in preliminary negotiations to employ a turnaround management company and was in preliminary negotiations with PHSL to restructure PHSL's investment in the Company.

         On February 15, 2005, the Company filed a Form 8-K current report under Items 3.01 and 9.01 concerning the Company's notice requesting withdrawal of its appeal of the AMEX staff's decision to commence delisting procedures. The Company issued a press release on February 10, 2005 announcing the withdrawal of the appeal.

         On March 1, 2005, the Company filed a Form 8-K current report under Items 3.01 and 9.01 announcing that effective February 12, 2005, the Company entered into an agreement with Corporate Revitalization Partners, LLC ("CRP") to assist the Company in its management and operation of its wholly owned subsidiary, Media Billing Company ("iBill"). The Company issued a press release announcing the agreement.

On March 3, 2005, the Company filed a Form 8-K current report under Items 3.01 concerning the notice of Application of Delisting from the American Stock Exchange.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Interactive Brand Development, Inc.

May 23, 2005                          /s/ Steve Markley
                                     -------------------------------------------
                                     Steve Markley,
                                     Chief Executive Officer, Chief Financial
                                     Officer and Chairman of the Board of
                                     Directors
                                     (PRINCIPAL EXECUTIVE OFFICER and PRINCIPAL
                                     ACCOUNTING OFFICER)