Form 10QSB/A
period 2005-03-31
Interactive Brand Development Inc.
filed 2005-05-31
CIK 842927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NUMBER 1
                                       TO
                                   FORM 10-QSB

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

                      INTERACTIVE BRAND DEVELOPMENT, INC.,
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,186,912 Shares of Common Stock at May 20, 2005

                      INTERACTIVE BRAND DEVELOPMENT, INC.

                                      Index

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

         Consolidated condensed statements of operations for the three months ended March 31, 2005 and 2004

         Consolidated condensed statements of cash flows for the three months ended March 31, 2005 and 2004

         Notes to consolidated condensed financial statements for the three months ended March 31, 2005 and 2004

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

Signatures

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                              ASSETS                       March 31, 2005
                                                           --------------
Cash and cash equivalents                                  $      17,461
Accounts receivable - net                                      2,094,800
Processor Reserves                                            15,870,706
Other current assets                                             638,912
                                                           -------------

Total current assets                                          18,621,879

Property, Plant and Equipment, net                             3,975,489
Auction content inventory                                      6,848,950
Investment in PMG                                             43,220,940
Investment in ITVN                                            12,800,000
Intangibles
           Goodwill                                           30,159,390
 Intangibles, net                                             11,519,355
                                                           -------------
Total Intangibles                                             41,678,745
                                                           -------------
Other noncurrent assets                                          965,402
                                                           -------------
Total Assets                                               $ 128,111,405
                                                           =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                      $   6,811,983
Notes payable                                                  1,214,802
Due to related party, net                                      3,326,176
Referral Fee-Client                                            4,348,286
Client payout                                                 30,055,336
                                                           -------------
 Total Current Liabilities                                    45,856,583

10% Convertible notes                                          9,525,000
Other liabilities                                              3,265,176

Total liabilities                                             58,646,759
                                                           -------------
Shareholder's Equity
Common stock                                                      29,312
Preferred B                                                           --
Preferred C                                                           --
Preferred D                                                          330
Preferred E                                                           35
Preferred F                                                           35
Preferred G                                                           45
Preferred H                                                            4
Additional paid-in-capital                                    74,458,171
Retained Earnings                                             (5,023,285)
                                                           -------------
Total Shareholder's Equity                                    69,464,647
                                                           -------------
Total Liabilities and Shareholders' Equity                 $ 128,111,405
                                                           =============

          See accompanying notes to consolidated financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                           For the Three Months Ended
                                                                    March 31,
                                                           2005                   2004
                                                        -----------           -----------
Revenue:
           Service Revenue                               14,403,553                    --
           Sales                                             26,149                84,553
           Other fee revenue                                (14,716)                   --
                                                        -----------           -----------
                      Total revenue                      14,414,987                84,553
Operating Costs and Expenses:
           Cost of revenue                               11,626,337                    --
                                                                 --               143,653
           Selling, general and administrative            2,702,491                    --
                                                        -----------           -----------
           Depreciation and amortization                    643,376                    --
                                                        -----------           -----------
           Total Operating Costs and Expenses            14,972,204               143,653
                                                        -----------           -----------
           Operating loss                                  (557,217)              (59,100)
                                                        -----------           -----------
Other income
             Interest income                                  1,248                    --
           Interest expense                                (119,063)                   --
                                                        -----------           -----------
           Other income                                      28,499                    --
                                                        -----------           -----------
                    Total other income                      (89,316)                   --
                                                        -----------           -----------
                                                                 --               (59,100)

Net Loss                                                   (646,634)                   --
           Dividends on preferred stock                          --                (2,000)
                                                        -----------           -----------
                                                                 --               (57,100)
Net loss applicable to common stock                        (646,534)                   --
                                                        ===========           ===========

          See accompanying notes to consolidated financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     For the Three months Ended
                                                                                              March 31,
                                                                                      2005                   2004
                                                                                  ------------           ------------
Cash Flows from Operating Activities:

         Net income(Loss)                                                             (646,534)               (59,100)

         Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation and Amortization                                                 643,376                 49,471
         Changes in operating assets and liabilities:
          (Increase) decrease in:
          Accounts receivable                                                        3,672,306                 (1,485)
           Processor reserves                                                         (536,632)                    --
         Other assets                                                                  138,109                     --
           Increase (decrease) in:

           Accounts payable                                                            209,640                 14,020
           Other current liabilities                                                     6,468                     --
           Client payout                                                            (7,277,144)                    --
                                                                                  ------------           ------------

         Net cash from (used) in operating activities                               (3,790,411)                 2,906
                                                                                  ------------           ------------

         Cash Flows from Investing Activities:

           Purchase Investment ITVN                                                 (1,700,000)                    --
                                                                                  ------------           ------------
            Purchase of fixed assets                                                    (7,861)                    --
                                                                                  ------------           ------------

           Net cash used in investing activities                                    (1,707,861)                    --
                                                                                  ------------           ------------

         Cash Flows from Financing Activities:
           Proceeds from  loans related parties                                      2,185,122                  8,500
           Repayments of shareholders' loans                                                --                     --

           Notes payable proceeds                                                    1,314,801                     --
           Payments on notes payable                                                        --                     --
           Proceeds from issuance of common stock                                           --                     --
                                                                                  ------------           ------------

           Net cash  provided by financing activities                                3,499,924                  8,500

         Net  Increase (Decrease) in Cash and Cash Equivalents                      (1,998,348)                11,406
         Cash and Cash Equivalents, Beginning                                        2,015,809                  1,144
                                                                                  ------------           ------------
         Cash and Cash Equivalents, Ending                                              17,461                 12,550
                                                                                  ============           ============

Non-cash Operating, Investing and Financing Activities:
         Preferred stock issued for the following:
Investment in ITVN                                                                $ 11,000,100           $         --

          See accompanying notes to consolidated financial statements.

                      Interactive Brand Development, Inc.
                                and Subsidiaries
              Notes to Consolidated Condensed Financial Statements

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS Interactive Brand Development, Inc. ("IBD" or "the Company") is a media and marketing company with interests in branded adult entertainment, Internet billing procedures, online auctions, and classic animation libraries We hold a 34.7% equity interest in Penthouse Media Group, Inc., an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property. On January 21, 2005, we acquired 100% of the membership interests of Media Billing LLC and its wholly owned subsidiary, Internet Billing Company LLC, an online payment processing provider (www.ibill.com). Additionally, we purchased 6,250 shares of XTV, Inc. common stock (www.ext.com) ("XTV") from XTV Investments LLC on March 31, 2005, representing a 25% interest. The Company's name subsequently was changed to Interactive Television Network Inc. ("ITVN") A portion of the shares purchased (2,083) are subject to an escrow agreement in which we must verify either 10,000 qualified subscribers to earn out 1,042 shares or 20,000 qualified subscribers to earn out all 2,083 shares on or before October 31, 2006 at which time the balance of any unearned shares is returned to ITVN for cancellation. ITVN has developed and launched an interactive Internet based digital system that can deliver paid adult and mainstream video and other interactive content to consumers directly to their traditional television sets or computers.

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

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY

Historically the operations of the Company has consisted of (i) an investment in an online auction website, and (ii) investments in an animation library. In October 2004, the Company made an investment in Penthouse Media Group, Inc. (see "PENTHOUSE Strategy" below). And in March, 2005, the Company acquired a minority equity interest in XTV, Inc. the name of which has been changed to Interactive Television Network, Inc. (See "Our ITVN (TM) Business below.)

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

On March 1, 2005, the Company entered into a two-year management agreement with LTC Group, Inc., ("LTC") in which LTC will assume responsibility for the operations of iBidUSA.com, including sales, customer service, maintenance and administration of the website. The Company believes that the limited revenue generated by this division, which consumes a disproportionate amount of the Company's man-hours in training, advertising and marketing, will be increased over time under this Agreement. The Company receives 20% of the gross earnings of the business, while its resources are allocated to other areas of Company growth.

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

The Company reports its investment in PMG under the cost method of accounting. Accordingly, the investment will be reflected on the balance sheet at its initial cost, and the Company will recognize income only to the extent it receives cash distributions from PMG. Based on the Company's preliminary analyses, the investment in PMG will be recorded at approximately $30,000,000, and the Company will record liabilities of approximately $7,000,000 and additional equity of approximately $23,000,000.

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

OUR ITVN (TM) BUSINESS

On March 31, 2005, we acquired a minority equity interest in Interactive Television Networks, Inc., formerly XTV, Inc., a company that has developed a device and related software that users can plug into a broadband DSL or cable connection to transmit video over IP, as well as provide other interactive content, directly to a traditional television set or a computer. The system can deliver any content, and the ITVN business plan currently centers around the adult entertainment market segment, although ITVN has recently added mainstream content.

We acquired 6,250 shares of XTV, Inc., currently known as Interactive Television Networks Inc., common stock from XTV Investments, LLC. Our investment represents a 25% equity ownership of ITVN, in exchange for 4,000 shares of Convertible Preferred Stock Series H, which will convert into 40,000,000 shares of IBD common stock, and $1,700,000 in cash. Forty million stock purchase warrants were also issued to certain parties affiliated with this transaction with an exercise price of $.50 per share.

ITVN, Inc. owns and operates a direct-to-consumer broadcast network that leverages the global infrastructure of the Internet to distribute paid video content over Internet protocol directly to traditional television sets. A part of the ITVN Network digital service is a simple Internet appliance, or "set top box," that users plug into an existing broadband Internet connection (DSL or cable) and then plug it into their television. Although any media may be delivered over the ITVN system, its current business plan focuses around the adult entertainment market segment with recent additions of mainstream content. Users subscribing to the ITVN service currently have access to 50 channels of television style adult entertainment, 2,500 Pay-Pay-View adult movies (with additional titles added weekly), proprietary interactive products, mainstream products, a large wholesale producer of adult content, and specific interactive content targeted to the user's individual taste. Users can also access the ITVN programming on their computer at its website at www.xtv.com.

ITVN generates revenue from:

     o    A monthly subscription fee, preliminarily priced at $29.95 per month;
     o    pay-per-view fees;
     o sale of set top boxes, estimated at approximately $179.95 each (retail);
     o    sale of "channel rights" to content providers; and
     o    demographically targeted advertising.

Pay-per-View Revenue Sources. In addition to the monthly subscription fee of $29.95, subscribers to ITVN will be offered a library of 2,500 on demand, pay-per-view movies. Prices range from $1.95 to $9.95 depending on the time purchased. Movies may be purchased for a single use for a day or may be purchased for a lifetime and stored in the `digital locker' resident on the ITVN central servers.

Other Interactive Services. ITVN users can also obtain other pay services such as live, interactive video/phone sex. Selecting from a range of participating models, a subscriber can use the remote control to select an individual model and is presented with a toll-free phone number. Upon dialing the number, the subscriber is instantly connected to the individual model appearing on the television screen. Subscribers are billed $4.99 per minute. Models from anywhere in the world can participate in the ITVN network with a simple Internet video camera.

Reality TV. The ITVN Network lends itself to broadcasting other niche genres, including various reality TV formats. Reality websites are amongst the most popular paysites on the Internet. By using IPTV, the flexibility of the Internet is available for reality programming on the television. In addition, ITVN is capable of supporting a variety of live feed cameras, opening up the possibility of broadcasting from live venues such as topless clubs and other events. ITVN subscribers can follow a favorite dancer on tour or can purchase a pay-per-view special event at a particular location.

Specialty Products. ITVN also offers 11 product offerings seen at 30 frames per second and formatted for television.

IBILL BUSINESS DESCRIPTION

         Subsequent to fiscal year ended 2004, on January 21, 2005 we completed our acquisition of Internet Billing Company, LLC (" iBill") iBill is an e-commerce company. iBill provides online payments and money transfer services over the Internet using proprietary iBill software that manages the sale of subscriptions, memberships and other downloadable products over the Internet.

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

         iBill was previously owned and operated by InterCept, Inc, a NASDAQ-listed company ("InterCept"), which purchased iBill in April 2002 for $112.0 million in cash. As disclosed on PHSL's Form 8-K, in March 2004, InterCept sold iBill to PHSL for total consideration of $23 .5 million, which transaction PHSL has been advised was part of InterCept's strategy of exiting from merchant processing and adult entertainment processing in connection with the sale of InterCept announced in September 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 as Compared to the
Three Months Ended March 31, 2004

GROSS REVENUES. Gross revenues increased from $84,553,for the three month period ended March 31, 2004 to $ 14,414,987 for the three month period ended March 31, 2005, an increase of $ 14,330,434. Revenue for the three month period ended March 31, 2004 consisted of on-line auctions and advertising revenue generated by Foster Sports and the sale of cel art. Revenue for the three month period ended March 31, 2005 consisted of online payments and money transfer services over the Internet generated by iBill.

OPERATING EXPENSES. Operating expenses increased from $ 143,653 for the three months ended March 31, 2004 to $ 14,972,204 for the three months ended March 31, 2005.an increase of $14,828,551.

No costs of revenues were incurred for the three months ended March 31, 2004 and $11,626,337 were the costs of revenues for the quarter ended March 31, 2004.

General and administrative expenses increased from $143,653 for the three months ended March 31, 2004 to $2,702,491 for the three months ended March 31, 2005, an increase of $ 2,558,838. Included in selling, general and administrative expenses was depreciation and amortization expense of $643,376 and $0 for the period ending March 31, 2005 and 2004, respectfully.

NET INCOME (LOSS). Net loss increased from $(59,100) for the three months ended March 31, 2004 to $(646,534) for the three months ended March 31, 2005, due to the addition of iBill as a subsidiary and its activities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred an accumulated deficit of $5,023,285 at March 31, 2005. We also have negative working capital of $11,433,457 at March 31, 2005. At March 31, 2005 we have cash of $17,461. The Company currently believes that operating cash flows from its iBill operations and borrowings should be adequate to meet its current operating needs. However, the Company is currently in default under certain of its obligations to certain preferred stock and note holders and the Company has other past due obligations, including, but not limited to client payouts of approximately $30,055,339 less processor reserves of approximately $15,870,706, leaving a net deficit of client payouts of approximately $14,184,633. The Company has adopted a program of issuing interest bearing notes, with 2-year terms, that satisfied approximately $8,000,000 of the deficit. The program continues. To satisfy these obligations the Company is seeking additional financing and well as offering equity in exchange for outstanding obligations.

The Company believes that the results of operations from iBill should improve as the Company regains lost customers and increases operating efficiencies. However, the Company must obtain additional financing to permit it to expand its iBill operations and facilitate its business plan. In the absence of financing the Company will be unable to satisfy past due and other obligations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

In connection with the review of our consolidated financial statements for the three months ended March 31, 2005, we discovered certain significant internal control deficiencies that we consider to be reportable conditions and material weaknesses. These consist of inadequate communication and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters; failure to address and properly account for certain complex transactions; and lack of policy and procedure to adequately store and retrieve material information.

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were not effective as of the end of the period covered by this report due to the deficiencies discussed above.

Our restructuring and financial position has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and proper procedures within our internal control system. We will use our best efforts to implement necessary policies and procedures within the Company to provide adequate disclosure controls and procedures.

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls

No change in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 31, 2005, we issued 4,000 shares of Series H Convertible Preferred Stock. Our investment represents a 25% equity ownership of ITVN, in exchange for 4,000 shares of Convertible Preferred Stock Series H, which will convert into 40,000 of IBD Common Stock, and $1,700,000 in cash. Forty million stock purchase warrants were also issued to certain parties affiliated with this transaction with an exercise price of $.50 per share.

Item 3.  Defaults upon Senior Securities

         See current report on Form 8-K under Item 8.01 filed with the Securities and Exchange Commission on January 21, 2005, and which is herein incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         On January 31, 2005, our board of directors and a majority of shareholders approved by written consent a proposal to amend our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 400,000,000 shares. A total of 11 stockholders of the Company who beneficially own in the aggregate 15,106,611 shares of common stock of the Company, representing approximately 51% of the voting power of the Company, gave their written consent to the Proposal. The amendment is effective as of March 31, 2005.

Item 5.  Other Information

None

Item 6.  Exhibits

         A.        Exhibits:

         3.1 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Schedule 14C Information Statement filed with the SEC on March 10, 2005).

         3.2 Designation of Series D Preferred Stock (incorporated by reference to Form 8-K dated January 21, 2005).

         3.3 Designation of Series H Preferred Stock (incorporated by reference to Form 10-KSB filed April 15, 2005)

         3.4 Designation of .50 Warrants (incorporated by reference to Form 10-KSB filed April 15, 2005)


         10.1 Management Agreement dated March 1, 2005 between the Company and LTC Group, Inc., for the management of our online auction business and website, iBidUSA.com. (incorporated by reference to Form 10-KSB filed April 15, 2005)

         10.2 XTV Acquisition Agreement dated March 31, 2005. (incorporated by reference to Form 10-KSB filed April 15, 2005)

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

                                Interactive Brand Development, Inc.

May 27, 2005                     /s/ Steve Markley
                                ----------------------------------------
                                Steve Markley,
                                Chief Executive Officer, Chief Financial
                                Officer and Chairman of the Board of
                                Directors
                                (PRINCIPAL EXECUTIVE OFFICER
                                and PRINCIPAL ACCOUNTING
                                OFFICER)