Form 10KSB/A
period 2004-12-31
Interactive Brand Development Inc.
filed 2005-08-01
CIK 842927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $0.

The number of shares outstanding of the issuer's common stock as of July 25, 2005 was 104,800,620 shares. The aggregate market value of the common stock ( 11,256,906 shares) held by non affiliates, based on the closing price ($0.20) of the common stock as of July 25, 2005 was $21,169,725.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

This Report includes forward-looking statements. Statements other than statements of historical fact included in this Report, including the statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Report regarding future events or prospects, are forward-looking statements. The words "May," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," "should" or variations of these words, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We have based these forward-looking statements on our current view with respect to future events and financial performance. These views involve a number of risks and uncertainties which could cause actual results to differ materially from those we predict in our forward-looking statements and from our past performance Although we believe that the estimates and projections reflected in our forward-looking statements are reasonable, they may prove incorrect, and our actual results may differ, as a result of the following uncertainties and assumptions:

     o our business development, operating development and financial condition;

     o   our expectations of growth in demand for our products and services;

     o   our expansion and acquisition plans;

     o the impact of expansion on our revenue potential, cost basis and margins;

     o the effects of regulatory developments and legal proceedings on our business;

     o   the impact of exchange rate fluctuations; and

     o   Our ability to obtain additional financing.

We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except to the extent required by law. You should interpret all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf as being expressly qualified by the cautionary statements in this Report. As a result, you should not place undue reliance on these forward-looking statements.

ITEM 1:  DESCRIPTION OF THE BUSINESS

OUR HISTORY

Interactive Brand Development, Inc is a Delaware corporation. In November 2002, we consummated a reverse merger with iBid America, Inc. ("iBid"), a Florida corporation, which was organized on February 2, 2001, whereby iBid merged with our wholly-owned subsidiary. In a reverse acquisition, since iBid is considered to be the acquirer, its financial statements are subsequently reported as our financial statements. Each of the common shares of iBid was converted into an equivalent number of our common shares. Each of the three series of preferred stock of iBid was converted into an equivalent number and on the same terms and conditions of a series of our preferred stock. iBid shareholders received an aggregate of 12,080,867 shares of our common stock and 68,553 shares of our convertible preferred stock and we received a 100% wholly-owned interest in iBid. In connection with the merger, the holders of the newly issued classes of preferred stock converted their shares into 2,242,194 shares of our common stock.

From November 2002 through December 31, 2004 Interactive Brand Development, Inc., was principally engaged in online auctions and classic animation art libraries.

On February 11, 2004 we were accepted by and began trading on the American Stock Exchange under the symbol IBD. On November 29, 2004, we changed our corporate name to Interactive Brand Development Inc.

In April 2004, we acquired Foster Sports, Inc. a company that primarily broadcasts a sports talk show on two radio stations in South and Central Florida. In November 2004 the Company elected to divest its ownership interest in Foster Sports. The transaction was accounted for as discontinued operations

On October 2004, we purchased 347,138 shares of class B non-voting stock which represents a 34.7% nonvoting interest in Penthouse Media Group. The investment was financed through a private placement of 35,000 shares of Series E Convertible Preferred for net proceeds of $3,500,000, 34,500 shares of Series 10% Cumulative Convertible Preferred F for net proceed of $3,450,000, 10% Convertible Subordinated Secured Notes for net proceeds of $9,525,000 and the issuance. 45,000 shares of Series G Convertible Preferred The Company recorded its investment at $ 43,220,939.

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

SUBSEQUENT EVENTS

On January 21, 2005, the Company completed its acquisition of 100% of the equity of Media Billing Company LLC and its subsidiary iBill the acquisition was financed through the issuance of 330,000 shares Series D Convertible Preferred Stock.

On January 31, 2005, our board of directors and a majority of shareholders approved a proposal to amend our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 400,000,000 shares. The amendment is effective as of March 31, 2005.

On March 31, 2005, we acquired a minority equity interest in Interactive Television Networks, Inc. Our investment represented a 25% equity ownership of ITVN, in exchange for 4,000 shares of Convertible Preferred Stock Series H and $1,700,000 in cash. On June 30, 2005, Interactive Television Networks, Inc. merged with Radium Ventures, a public company RDIU. Pursuant to the merger agreement, IBD is receiving 5,529,222 restricted common shares of Radium.

                                  OUR BUSINESS

GENERAL

The Company's operations consisted of (i) an online auction website http://ibidusa.com, and (ii) investments in an animation library. During the fourth quarter of 2004 the Company revised its business plan to focus on building a presence as a marketing and media holding company in the adult entertainment industry.

The Company made several strategic investments in connection with its revised business plan to become a successful marketing and media company in the adult entertainment industry. These investments include:

     o A 34.7% equity interest in Penthouse Media Group, Inc., an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.
     o Subsequent to December 31, 2004, on January 21, 2005, we acquired 100% of the membership interests of Media Billing LLC and its wholly owned subsidiary, Internet Billing Company LLC, an online payment processing provider (http://www.ibill.com).
     o Additionally, on March 31, 2005 we purchased a minority interest in Interactive Television Networks, Inc., formerly XTV, Inc., http://www.itvn.com. Interactive Television Networks (ITVN) is an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks

ONLINE AUCTION WEBSITE

In connection with the Company's revised business plan at December 31, 2004, the Company discontinued operations and on March 1, 2005, the Company entered into a two-year management agreement with LTC Group, Inc., ("LTC") in which LTC will assume responsibility for the operations of iBidUSA.com, including sales, customer service, maintenance and administration of the website. The Company believes that the limited revenue generated by this division, which consumes a disproportionate amount of the Company's man-hours in training, advertising and marketing, will be increased over time under this Agreement. The Company receives 20% of the gross earnings of the business, while its resources are allocated to other areas of Company growth. As a result of revised business plan the Company's financial statements are presented as if the license agreement with LTC had occurred at December 31, 2004. The Company has recorded the auction website line of business as discontinued; see accompanying financial statement footnote 5

THE PENTHOUSE MEDIA GROUP INVESTMENT

On October 19, 2004, the Company purchased 347,138 Class B shares of Penthouse Media Group, Inc. (formerly, General Media, Inc.) ("PMG"), representing a nonvoting equity interest of approximately 34.7%. PMG is a brand driven global entertainment business founded by Robert C. Guccione in 1965 whose flagship PENTHOUSE TM brand is one of the most recognized consumer brands in the world and is widely identified with premium entertainment for adult audiences. PMG caters to men's' interests through various trademarked publications, movies, the Internet, location based live entertainment clubs and consumer product licenses.

The Company purchased its equity interest in PMG from PET Capital Partners, LLC. In connection with its investment in PMG, the Company issued preferred stock and notes that are convertible into an aggregate of 68,000,000 shares of the Company's common stock. In addition, the Company issued warrants to purchase an additional 4,216,280 shares of the Company's common stock to the holders of the convertible preferred stock and convertible notes. The Company reports its investment in PMG under the cost method of accounting. Accordingly, the investment is reflected on the balance sheet at its initial cost, and the Company will recognize income only to the extent it receives cash distributions from PMG.

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

IBILL BUSINESS ACQUSITION

On July 21, 2004, PHSL Worldwide, Inc. ("PHSL") and Interactive Brand Development, Inc. ("IBD"), entered into an agreement whereby IBD would acquire all of the membership interests in Media Billing, LLC, which owns 100% of the membership interests in Internet Billing Company, LLC ("iBill" or "Company"), from PHSL in exchange for 330,000 shares of IBD's Series D convertible preferred stock, the conversion of which would result in PHSL owning 49.9% of IBD's fully diluted common stock outstanding. The transaction closed January 21, 2005.

In July 2005 the Company Media Billing LLC and Internet Billing Company LLC were amalgamated into iBill Corporation.

iBill provides payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry. Service offerings consist of credit card processing, debit card processing and telephone billing processing.

     o Credit card processing provides payment services to merchants that sell goods and services through the Internet, and as an intermediary "aggregator" in that it aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.
     o Debit card processing provides payment services to merchants that sell goods and services through the Internet. iBill's Web Merchants offer consumers to pay by authorizing a direct debit via the Automated Clearing House System, (referred to as "ACH") to the consumer's checking account.
     o Telephone billing provides payment services to merchants that sell goods and services through the Internet. iBill's Web Merchants offer consumers to pay by authorizing a charge to be made on their telephone bill for their internet purchase.

INTERACTIVE TELEVISION NETWORKS, INC. INVESTMENT

In March 2005, the Company purchased a minority interest in Interactive Television Networks, Inc. (ITVN), an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks IPTV is the highly-anticipated provision of interactive television to home television over standard Internet home broadband connections. ITVN addresses this market with a complete product solution that will provide a range of affordable content on demand including news, music, broadcast entertainment and web media, as well as on-screen viewing and management of personal media including photos and videos. Consumers simply connect ITVN's small, sleek set top box to their existing home broadband/DSL router, cable modem router or wireless LAN and plug in the set top connector to their television set and subscribe to the services that best meet their needs.

MARKET OPPORTUNITY

Demand for adult entertainment products has grown substantially in recent years. We believe that the total worldwide adult entertainment market exceeds $56 billion annually. We believe that two principal factors are driving growth in our industry: the relaxation of social and legal restrictions on distribution of adult entertainment products and new technologies that facilitate the distribution of high quality adult media content to consumers in the privacy of their own homes. We expect this liberalizing trend to continue, which should expand our potential markets further in the future.

Also, the evolution of the Internet as a channel of commerce and content distribution has stimulated additional demand for adult media content. In addition, advances in cable, satellite and hotel communications systems furnish another relatively new channel for the delivery of media content, including adult entertainment, into private homes, hotels and businesses. This provides an additional and exciting new source of potential revenues for us as one of the principal providers of adult content.

We expect these regulatory and technological developments to fuel increasing demand worldwide for adult media content, and for our products. In addition, we believe that market demand for content to fill new media outlets will lead mainstream media content providers to seek still more adult media content in the future. We expect that the high quality standards of the mainstream media, technological demands of multiple delivery formats and global marketing and distribution costs will increase capital requirements for providers of adult media content. While the adult entertainment industry is currently characterized by a large number of relatively small producers and distributors, we believe that the factors discussed above will cause smaller, thinly capitalized producers to seek partners or exit the adult entertainment business, leading to a consolidation of the adult entertainment industry.

OUR COMPETITIVE STRENGTHS

We believe the following strengths, among others, will enable us to exploit the growing global market for on-line payment processing and adult entertainment:

Recognized brand name: iBill(TM) is a provider of eCommerce solutions for businesses selling products and services over the Internet. iBill provides secure Internet payment processing solutions and transaction services that enable Web Merchants to accept and process real-time payments for goods and services purchased on the Internet.

Established market position and client network: iBill(TM) is a well-established worldwide provider of on-line payment processing which has been built up over the past eight years. iBill(TM) differentiates itself from its competition through its proprietary real-time Internet based merchant interface software technology that incorporates multiple payment options not available from other similar payment processors, anti-identity theft mechanisms, fraud screening and automated customer service and support functionality The client network provides an effective channel to introduce new products and services.

OUR STRATEGY

Our vision is to be the world's preferred online payment processor for the adult entertainment consumers and leverage our established relationships to gain a foothold in the households of the consumer to introduce new and exciting products. We have developed the strategies described below to increase sales and operating margins while maintaining the quality of our products and services and the integrity of our brand name.

Develop strategic alliances and joint ventures with businesses outside of the adult entertainment industry to broaden our distribution channels . Increase market share through strategic acquisitions. The adult entertainment industry is currently fragmented and consolidating. We expect this trend to continue as small, privately owned companies seek to exit from the business. We plan to expand our market presence and increase our market share.

Continue to increase and strengthen brand awareness.

INDUSTRY OVERVIEW

The adult entertainment industry has evolved rapidly in recent years. In spite of often intense political campaigning, there has been a general trend towards wider acceptance of adult entertainment content among the general public and mainstream media channels. New technologies have lowered costs and changed the way in which adult content is produced, distributed and viewed. Lower costs, in particular, have lowered barriers to entry and increased competition in the adult entertainment industry. The trend toward wider acceptance of sexually explicit material and ongoing technological developments has created a large and growing global market for adult content.

Historically, the adult entertainment industry has attracted a considerable level of government and regulatory attention primarily due to obscenity, which has led to limitations on either the explicitness of content or the availability. Traditionally, to view adult material, consumers were required to purchase movies in a public environment or to go to an adult movie theatre or peepshow. New technologies have helped to legitimize the industry and increase the size of the market. During the 1980s, the introduction of adult movies on video cassette and through broadcasting on cable and satellite television increased acceptance of adult media content by confining it to the privacy of the consumer's home.

More recently, the Internet has become a primary distribution platform for both suppliers and consumers of adult media content providing low-cost delivery and increased privacy. Although currently underexploited, third generation mobile and handheld devices are likely to increase the market even further in the future, making adult media content viewing mobile.

INTERNET

The adult entertainment industry was among the first to commercially exploit the Internet as a distribution channel and is, together with gambling and online games, among the few industries which generate profit on the Internet. The Internet offers relative privacy for users, a seemingly endless selection of adult media content and can provide immediate delivery.

The use of the Internet for viewing adult media content is expected to increase significantly. Broadband Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers will use their Internet high-speed, always on broadband connections to access and pay for entertainment content, including adult content, and services. According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 50% to 150 million(1) during 2004 and by 2009 the number of broadband subscribers is expected to grow to more than 287 million(2).

Although VOD online is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts2

----------
(1) Point Topic Ltd's (UK) World broadband market analysis of 16 December 2004.
(2) Forecasted by RHK, Inc (USA)
see global VOD online consumer spend going from US$ 70 million in 2003 to US$
2.34 billion in 2007, representing a CAGR of 142%.

COMPETITION

GENERAL CONSIDERATIONS

The online payment processing industry is highly competitive. Many small companies compete with us in providing payment processing services to the adult entertainment merchants. These competitors consist of CCBill and Paycom. We believe that the principal competitive factors in our market include:
- Quality of service;
- Reliability of service;
- Ability to evaluate, undertake and manage risk;
- Speed in implementing payment processes;
- Price and other financial terms; and
- Multichannel payment capability.

We believe that our specific focus on providing integrated payment processing solutions to merchants, in addition to our understanding of the needs and risks associated with providing payment processing services electronically, gives us a competitive advantage over other competitors, which have a narrower market perspective, and over competitors of a similar size that may lack our experience in the electronic payments industry. Furthermore, we believe we present a competitive distinction through the use of our internal technology to provide a single integrated payment storage or warehouse that consolidates, processes, tracks and reports all payments regardless of payment source or channel.

GOVERNMENT REGULATION

We operate in a highly regulated industry. This requires us to be socially aware and sensitive to government strictures, including laws and regulations designed to protect minors or which prohibit the distribution of obscene material. We take great care to comply with all applicable governmental laws and regulations in each jurisdiction where we conduct business. Moreover, we do not knowingly engage the services of any business or individual that does not adhere to the same standards.

INTERNET REGULATION

Government regulation of the Internet is a rapidly developing area and, therefore, adds additional uncertainty to our business. New laws or regulations relating to the Internet, or more aggressive application of existing laws, could decrease the growth of our websites, prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition and operating results. These new laws or regulations could relate to liability for information retrieved from or transmitted over the Internet, taxation, user privacy and other matters relating to our products and services. For example, the U.S. government has recently enacted laws regarding website privacy, copyrights and taxation. Moreover, the application to the Internet of other existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment and personal privacy is uncertain and developing.


EMPLOYEES

At March 31, 2005, we had 48 full time employees, including: 21 in marketing and customer service; 5 in sales; 10 in information technologies; 6 in administrative positions; and in 6 management. None of our employees is represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

ITEM 2:  DESCRIPTION OF PROPERTIES

Our executive offices are located at 2200 SW 10th Ave., Deerfield Beach, Florida 33443. The 50,000 square feet of office space is leased on a monthly basis at a rent of $ 76,000 per month, which is an obligation of iBill, LLC, a Company that we subsequently acquired. This space is adequate to maintain our current and future operations.

ITEM 3:  LEGAL PROCEEDINGS

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

On January 22, 2005, Castlerigg sent to the Company another Notice of Redemption alleging that, because the Company has not withdrawn from the American Stock Exchange or sought to re-list its common stock on another national securities exchange, the Company has breached a covenant under the subscription agreement. On January 24, 2005, Castlerigg sent to the Company another notice that the failure to withdraw from the American Stock Exchange and seek to re-list its common stock on another national securities exchange, continues to be an event of default that is not subject to cure. The Company disagrees with both the substance and logic of Castlerigg's position in that the Company's decision to appeal the American Stock Exchange's notice of delisting and attempt to remain trading on that exchange, pending its appeal and preparation to apply to list on another exchange should the American Stock Exchange appeal fail, is in the best interests of the Company's common and preferred shareholders, including Castlerigg. Furthermore, the Company subsequently dropped its appeal and the Company's common stock will be officially de-listed from the American Stock Exchange on March 7, 2005. The Company's common stock traded on the Pink Sheets from March 8, 2005 until June 27, 2005 when the Company's application made for quotation on the Over the Counter Bulletin board was approved. The Company believes that by delisting from the American Stock Exchange it satisfies its obligations to Castlerigg and accordingly, there should be no liability.

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

Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. The amount of damages sought ranges from $1.1 million as the largest individual client to an estimated aggregate amount of up to $4.0 million. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. There can be no guarantee that all of the plaintiffs will agree to settlements, but to date, we have reached agreement with some of the parties.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Monday, November 29, 2004 a special meeting of the shareholders of our company was held to act upon the following proposals which were unanimously approved by our board of directors on September 30, 2004:
     1. Amend our certificate of incorporation to require a majority shareholder vote to affirm any amendment to the certificates of incorporation as opposed to 66 2/3 % shareholder votes.
              o        Shares For:                11,252,885
              o        Shares Against:            91,854
              o        Abstain:                   3,127
     2. Amend our certificate of incorporation and bylaws to permit any shareholder action to be taken without a meeting of shareholders if written consents setting forth such actions are signed by a majority of shareholders of our company
              o        Shares For:                11,275,987
              o        Shares Against:            61,754
              o        Abstain:                   3,127
     3. Amend our certificate of incorporation to change our name to Interactive Brand Development Inc.
              o        Shares For:                11,286,489
              o        Shares Against:            57,500
              o        Abstain:                   3,130
As all proposals were approved by the requisite shareholder vote, such proposals were effectuated on November 29, 2004.

PART II


ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Our common stock traded on the American Stock Exchange under the symbol "IBD" from February 11, 2004 through February 18, 2005 at which time the Company began trading on the Pink Sheets under the symbol "IBDI", until it received approval to trade on the Over the Counter Bulletin Board on June 27, 2005. The closing sale price per share of our common stock on March 18, 2005 was $0.38.

MARKET FOR COMMON EQUITY

The following table sets forth high and low bid quotations for our common stock for the periods indicated. These quotations do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

         PERIOD                                    HIGH                 LOW
         ------                                    ----                 ---
         January 1, 2003-March 31, 2003            $8.00               $6.00
         April 1, 2003-June 30, 2003               $8.50               $5.00
         July 1, 2003-September 30, 2003          $12.25               $7.50
         October 1, 2003- December 31, 2003       $12.50               $7.81
         January 1, 2004-March 31, 2004            $8.00               $5.05
         April 1, 2004-June 30, 2004               $8.25               $5.41
         July 1, 2004-September 30, 2004           $6.85               $1.00
         October 1, 2004- December 31, 2004        $1.15               $0.40

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

DIVIDENDS ON PREFERRED STOCK

On November 16, 2004 the holders of the 1,000 shares outstanding of Series B Convertible Preferred stock converted into 198,020 shares of IBD common stock, which included accrued and unpaid dividends.

Series F Preferred stock has accrued dividends paid one half in cash and one half in common stock. The Company paid $76,667 in cash for dividends on Series F in 2004 and 25,556 shares of its common stock, valued at $.50 per share, in dividends in 2004. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend expense in fiscal year 2003 of $8,000 and $76,667 cash accrual and 25,556 in common stock for fiscal year 2004.

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

On July 14, 2004, we approved the issuance of 4,000,000 shares of our common stock to Oak Street Ventures, Inc. in connection with a Settlement and Termination Agreement dated July 14, 2004. Oak Street Ventures, Inc., a third party consultant, participated in the acquisition of iBill. The 4,000,000 shares are subject to a one-year lock up agreement. Gary Spaniak, Sr. is a principal of Oak Street Ventures, Inc. Gary Spaniak; Sr. is the father of Gary Spaniak, Jr. (an officer and director of our company). Gary Spaniak, Jr. disclaims any beneficial interest in securities owned by his father. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

In August and October 2004, we agreed to issue Catspaw Corporate Consultants, Inc., Oak Street Ventures, and CCD Financial, Inc 746,680 shares of our common stock in consideration for business consulting services relating to our iBid America operations. The services were valued at $106,269. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On August 26, 2004 we agreed to issue 40,000 shares of common stock to. Northbound, Inc in consideration for business consulting services provided to our company during 2004. These consulting services included services related to our insurance coverage. The services were valued at $5,800. The principal of Northbound is the son of Gilbert Singerman, a director of our company. Gilbert Singerman disclaims beneficial ownership of any securities held by his son. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

During November 2004 and December 2004, we agreed to issue 510,000 shares of common stock to Adorno & Yoss, LLP in consideration for legal services provided to our company during 2003 and 2004. The services were valued at $147,900. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

On December 6, 2004 we approved the issuance of 3,700,000 shares of common stock to Original Cartoon Cels, Inc. pursuant to an agreement dated December 6, 2004 to acquire certain animation cel art library and related intellectual property. Under the agreement we purchased an aggregate of 33,739 pieces of cartoon animation cel art. Pursuant to an independent appraisal, we determined the purchase price for each piece of cel art to be $50.00 per piece. We valued the common stock issued under the agreement at $.45 per share. Under the agreement we also provided Original Cartoon Cels, Inc. piggyback registration rights on the shares of common stock. The shares were issued on December 3, 2004 pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

Subsequent to our fiscal year ended 2004, on January 10, 2005; we issued an aggregate of 1,000,000 shares of our common stock to Charles Trapp pursuant to conversion of our series C preferred stock. The shares were converted pursuant to our series C preferred stock designation. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read this section together with the consolidated financial statements and the notes and the other financial data in this Report. The matters that we discuss in this section, with the exception of historical information, are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties relate to factors such as: (1) the timing of the introduction of new products and services and the extent of their acceptance in the market;
(2) our expectations of growth in demand for our products and services; (3) our ability to successfully implement expansion and acquisition plans; (4) the impact of expansion on our revenue, cost basis and margins; (5) our ability to respond to changing technology and market conditions; (6) the effects of regulatory developments and legal proceedings with respect to our business; (7) the impact of exchange rate fluctuations; and (8) our ability to obtain additional financing.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

During 2004 the Company revised its business plan to be in line with the Company's focus on building a presence as a media holding company in the adult entertainment industry. Accordingly, the Company decided to discontinue its operations related to auction sales and on March 1, 2005 entered into a licensing agreement with LTC Group, Inc., whereby LTC will pay the Company a license fee for the right to use the auction software developed and patented by the Company. Such licensing fee is equal to 20 percent of the gross auction profits. The pro forma presentation in the accompanying consolidated balance sheets and statements of operations for 2004 reflects the effects on those statements, assuming that the licensing agreement with LTC had been executed on December 31, 2004.

The Company recognized $0 revenue for cel art sales for the year ended December 31, 2004, compared to $52,250 for the year ended December 31, 2003. The Company owns approximately 137,000 cel art pieces and occasionally has an opportunity to sell series to collectors at a substantial profit, revenue for the year ended December 31, 2003 consisted entirely of sales of cel art. Although the Company is not a dealer of cel art it does have a significant inventory of cel art and occasionally capitalizes on an opportunity to sell directly to collectors.

Selling, General and Administrative Expenses increased $600,793, to $1,241,776, in 2004, when compared to $161,464 in 2003. The increase was principally due to indirect nonrecurring expenses related to the Company's acquisition of an equity interest in PMG, and the Company's acquisition of iBill. Cost of Sales decreased to $0 for the year ended December 31, 2004 from $22,500 for the same period in 2003, a decrease of $22,500. Cost of Sales relates only to the sales of the Company's cel art, during 2004 no cel art was sold. As stated above the Company sold certain cel art during 2003 and recognized a 57% gross profit on the sale.

Although the Company is not a dealer of cel art it does occasionally capitalize on opportunities to sell directly to collectors where it can recognize a sizable gross profit margin.

RECENT ACQUISITIONS AND CHANGE IN BUSINESS PLAN

Management has taken steps to during 2004 to improve the Company's financial position. In evaluating the business plan and recent acquisitions, the Company determined that it was better situated to leverage its strategic position within the adult entertainment industry and focus on improving the operations of iBill, an on-line payment processor, which it acquired on January 21, 2005. The results of managements focus during the first quarter of 2005 produced revenue of approximately $14 million and an operating loss of approximately $557 thousand. Management has initiated plans to improve profitability in the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its capital needs primarily by issuing equity securities to its officers, directors, employees and a small group of investors, and from short-term bridge loans from members of management. The financial statements for 2004 and 2003 reflect management's decision to discharge the assets, certain liabilities and businesses of IBD. Accordingly, the corresponding assets and liabilities of IBD have been classified as assets and liabilities of discontinued operations and the operating results have been classified as income(loss) from discontinued operations.

As a result of the above transactions, we only operated the IbidUSA.com in 2004 as a discontinued operation until its licensing agreement was completed in 2005. The Company intends to fund its obligations from operating its iBill subsidiary and continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional short-term financing or the sale of the Company's securities.

We continue to pursue external equity financing arrangements that could enhance our liquidity position. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

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

Management's plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

     o Maintaining service levels for existing clients above expectations to promote recurring and incremental revenues from these clients;

     o Development of new payment processing products utilizing a fee-based service model with the potential for additional revenues from selling these programs to the end user;

     o Teaming with other product and service providers in the adult entertainment industry order to develop new revenue streams;

     o   Providing strategic marketing services to clients;

     o Settling outstanding obligations at a discount with payments to be made over time;

     o   Continued review of all expenditures in order to minimize costs; and

     o   Raising additional equity capital as necessary.

Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve liquidity and sustain profitability. However, there are no assurances that management's plans will be achieved. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Ultimately, the Company must achieve profitable operations if the Company is to be a viable entity. Although the Company believes that there is a reasonable basis to believe that the Company will successfully raise the needed funds to continue, the Company cannot assure the reader that the Company will be able to raise sufficient capital to continue market penetration.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND THIS MAY CONTINUE TO BE THE CASE.

Our expenses are currently greater than our revenues. At December 31, 2004 our company had an accumulated deficit of $4,376,752 and posted a net loss of $464,768 in fiscal year 2003. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

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

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements commencing on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 30, 2003, we dismissed the firm of William J. Hadaway ("WJH") as the principal accountants to audit our financial statements. The dismissal was approved by our board of directors. The reports of WJH on the financial statements of our Company for the past year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Effective October 30, 2003, we engaged the accounting firm of Jewett, Schwartz & Associates as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2003.

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

In connection with the review our consolidated financial statements for the year ended December 31, 2004, we discovered certain significant internal control deficiencies that we consider to be reportable conditions and material weaknesses. These consist of inadequate communication and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters; failure to address and properly account for certain complex transactions; and lack of policy and procedure to adequately store and retrieve material information.

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

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our current directors and executive officers are as follows:

         NAME                     AGE    POSITION
         ----                     ---    --------
         Steve Markley            59     Chief Executive Officer, Principal
                                         Financial Officer, Secretary, Director
         Gary Spaniak Jr.         40     President, Director
         Steve Robinson           56     Director
         Gilbert Singerman        70     Director
         Robert Dolin             83     Director

STEVE MARKLEY. Since February 15, 2001, Mr. Markley has served as Chief Executive Officer and Director of iBid, and since August (November???) 2002 he has served as Principal Financial Officer, CEO and Secretary for the Company. From 1997 through January 2001, Mr. Markley served as President and CEO of Value Dining Incorporated, a franchise restaurant company in Southeast Florida doing business as Golden Corral Buffet and Grill.

GARY SPANIAK JR. Since February 15, 2001, Mr. Spaniak has served as President and as Director of iBid and since November 2002 he has served as President of the Company. From 1998 until his position with iBid, Mr. Spaniak was the Director of Site Acquisitions for Retail Site Development, Inc., a commercial real estate acquisition company that negotiates build-to-suit locations for retail establishments across the U.S. From 1997 until 1998, Mr. Spaniak was a marketing consultant in Florida for AutoNation USA, an automobile sales franchise company.

STEVEN ROBINSON. Since February 2002, Mr. Robinson has served as a Director of the Company. In February 2003 he established Lifestyle Vacation Incentives, a travel consulting business, for which he is President and CEO. From January 1998 until February 2003, he was the President and CEO of WorldChem, a chemical manufacturing and marketing company. From October 1996 to January 1998 he served as Executive Vice President and was a co-founder of American Access Technologies, Inc., a public company that manufactures zone cabling enclosures for fiber optic, wireless and data networks systems.

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

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to our chief executive officer and president for the last three completed fiscal years and to any officer who earned $100,000 or more per year ("Named Executives").

--------------------------------------------------------------------------------
                                                   OTHER ANNUAL     OTHER ANNUAL
NAME AND POSITION     YEAR      TOTAL INCOME          BONUS        COMPENSATION
--------------------------------------------------------------------------------
Steve Markley,       2002            -0-               -0-             -0-
CEO
--------------------------------------------------------------------------------
Steve Markley,       2003            -0-               -0-             -0-
CEO
--------------------------------------------------------------------------------
Steve Markley,       2004          $7,583*             -0-             -0-
CEO
--------------------------------------------------------------------------------
Gary Spaniak, Jr.    2002            -0-               -0-             -0-
Pres
--------------------------------------------------------------------------------
Gary Spaniak, Jr.    2003            -0-               -0-             -0-
Pres
--------------------------------------------------------------------------------
Gary Spaniak, Jr.    2004          $7,583*             -0-             -0-
Pres
--------------------------------------------------------------------------------

* By the terms of their Employment Agreements, Messrs. Markley and Spaniak Jr. are each to be paid salaries of $125,000 annually. In 2004, compensation of $117,417 was deferred.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following information sets forth the individual grants of stock options and freestanding SARs to the Named Executives in the last fiscal year.

--------------------------------------------------------------------------------
                 NUMBER OF
                 SECURITIES      PERCENT OF TOTAL
                 UNDERLYING    OPTIONS/SARS GRANTED
                OPTIONS/SARS   TO EMPLOYEES IN FISCAL   EXERCISE     EXPIRATION
NAME              GRANTED              YEAR               PRICE         DATE
--------------------------------------------------------------------------------
Steve Markley,     -0-                 -0-                N/A            N/A
CEO
--------------------------------------------------------------------------------
Gary Spaniak       -0-                 -0-                N/A            N/A
Jr., Pres
--------------------------------------------------------------------------------

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
FY-END OPTIONS/SAR VALUES

The following table sets forth the number of stock options and freestanding SARs exercised by the Named Executives during the last completed fiscal year.

-------------------------------------------------------------------------------------------------------------------
                           SHARES                              NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                         ACQUIRED ON            VALUE          SECURITIES UNDERLYING             IN-THE-MONEY
NAME                       EXERCISE            REALIZED       OPTIONS/SARS AT FY-END         OPTIONS/SARS AT FY-END
-------------------------------------------------------------------------------------------------------------------
Steve Markley, CEO            -0-                -0-                     -0-                           -0-
-------------------------------------------------------------------------------------------------------------------
Gary Spaniak Jr.              -0-                -0-                     -0-                           -0-
Pres
-------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. All travel and lodging expenses associated with directors' meeting(s) are reimbursed by our company.

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

                                                                 APPROXIMATE
                                         NUMBER OF SHARES       PERCENTAGE OF
NAME AND ADDRESS                         BENEFICIALLY OWNED     COMMON STOCK
----------------                         ------------------     -------------
Granite Management Company, LLC(1)(3)         15,000,000             33.6%
Summit Trading Limited(2)(3)                  15,000,000             33.6%
Monarch Pointe Fund LP(3)(4)                  10,680,280             26.5%
CCI II, L.L.C.(3)(5)                          12,030,417             28.9%
Steve Markley                                    517,117              1.7%
Gary Spaniak, Jr.                              1,701,667              5.7%
Steven Robinson                                  500,000              1.7%
Gilbert Singerman                                  2,000                 *
Robert Dolin                                      62,500                 *
PHSL Worldwide, Inc.(6)(10)                  100,930,171             49.9%
Luis Enrique Fernando Molina Galeana(6)      100,930,171             49.9%
Jason Galanis(6)(7)(8)(10)                    39,037,120             19.3%
Charles Samel(6)(7)(9)(10)                    54,004,720             26.7%
All Officers and directors as a group,
(5 individuals)                                2,783,284              9.3%

----------
* Less than 1%

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

On July 14, 2004 we entered into a Settlement and Termination Agreement with Oak Street Ventures, Inc. under which Oak Street Ventures received 4,000,000 shares of our common stock in consideration of consulting services provided in connection with our introduction to iBill and subsequent acquisition negotiations with iBill. On August 26, 2004, we approved the issuance of 503,680 shares of common stock to Oak Street Ventures in consideration of additional business consulting services provided to our company valued at $73,034. Gary Spaniak, Sr. is a stockholder of Oak Street Ventures, Inc. He's the father of Gary Spaniak, Jr. (an officer and director of our company). Gary Spaniak, Jr. disclaims any beneficial interest in securities owned by his father.

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

           10.2       Form of 10% Note(1).
           10.3 Form of Security Agreement between the Company and holders of 10% Notes (1).
           10.4 Form of Pledge Agreement among the Company, the holders of 10% Notes and holders of Series F preferred stock(1).
           10.5 Form of Subscription Agreement, dated as of September 20, 2004, between the Company and Monarch Pointe Fund, Ltd., as holder of 35,000 shares of Series E convertible preferred stock(1).
           10.6 Form of Subscription Agreement, dated as of September 28, 2004, between the Company and Castlerigg Master Investments Limited and Vestcap International Management Limited, as holders of 34,500 shares of Series F convertible senior secured preferred stock(1).
           10.7 Form of Security Agreement between the Company and holders of Series F Preferred Stock(1).
           10.8 September 23, 2004 Stock Purchase Agreement among GMI Investment Partners, Penthouse International, Inc. and the Company(1).
           10.9       Form of Registration Rights agreement between the Company
                      and holders of Preferred Stock and Notes(1).
           10.10      iBill Securities Purchase Agreement dated July 22, 2004
                      (filed on Form 8-K Current Report dated July 30, 2004).
           10.11 iBill Securities Closing Agreement dated January 21, 2005 (filed on Form 8-K Current Report dated January 21, 2005).
           10.12 Employment Agreement dated October1, 2004 between the Company and Steve Markley. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
           10.13 Employment Agreement dated October 1, 2004 between the Company and Gary Spaniak Jr. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
           10.14 Consulting Agreement dated October 1, 2004 between the Company and Bobby Story. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
           10.15 Consulting Agreement dated October 1, 2004 between the Company and Gary Spaniak Sr. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
           10.16 Termination Agreement dated November 4, 2004 between the Company and Foster Sports Inc. and Carl Foster. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
           10.17 Management Agreement dated March 1, 2005 between the Company and LTC Group, Inc., for the management of our online auction business and website, iBidUSA.com. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
           10.18      XTV Acquisition Agreement dated March 31, 2005.
           14 Code of Ethics (incorporated by reference to Form 10-KSB filed on March 29, 2004).

           16.1 Letter from former Auditor (incorporated by reference to Form 8-K/A filed January 21, 2003.)
           31.1       Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act.
           31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
           32.1       Certification of Chief Executive Officer Pursuant to
                      Section 906 of the Sarbanes-Oxley Act.
           32.2       Certification of Chief Accounting Officer Pursuant to
                      Section 906 of the Sarbanes-Oxley Act.
----------
(1) Filed on Form 8-K Current Report dated October 19, 2004.

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

                                          INTERACTIVE BRAND DEVELOPMENT, INC.

                                          By /s/ Steven Markley
                                          ---------------------
                                          Chief Executive Officer
                                          and Principal Financial Officer
                                          Date: April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934,

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                     TITLE                            DATE
---------                     -----                            ----

/s/ Steve Markley             Chief Executive Officer,         April 15, 2005
-----------------------       Secretary/Treasurer, Principal
Steve Markley                 Financial Officer, Director


/s/ Gary Spaniak Jr.          President, Director              April 15, 2005
-----------------------
Gary Spaniak Jr.


/s/ Steve Robinson            Director                         April 15, 2005
-----------------------
Steve Robinson


/s/ Gilbert Singerman         Director                         April 15, 2005
-----------------------
Gilbert Singerman


/s/ Robert Dolan              Director                         April 15, 2005
-----------------------
Robert Dolin

                              FINANCIAL STATEMENTS

                       INTERACTIVE BRAND DEVELOPMENT, INC.

                                Table of Contents

Report of Independent Certified Public Accountants.................  F-2

Consolidated Balance Sheet as of December 31, 2004.................  F-3

Consolidated Statements of Operations
for the years ended December 31, 2004 and 2003.....................  F-4

Consolidated Statements of Changes in Shareholders' Equity
for the year ended December 31, 2004 and 2003......................  F-5

Consolidated Statements of Cash Flows
for the year ended December 31, 2004 and 2003......................  F-6

Notes to Consolidated Financial Statements.........................  F-7 - F-24

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Brand Development, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, & Associates

Hollywood, Florida
April 11, 2005

                          INTERACTIVE BRAND DEVELOPMENT
                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31, 2004
                                                                      -----------------
ASSETS
Cash and cash equivalents                                               $         --
Accounts receivable                                                              453
Other assets                                                                      --
                                                                        ------------

Total current assets                                                             453
                                                                        ------------

Furniture and fixtures, net of accumulated depreciation of $56,116            26,593
Cel Art inventory                                                          6,848,950
Investment in PMG                                                         43,220,939
Prepaid Acquisition Costs                                                      4,000
Patent                                                                        12,500
                                                                        ------------

Total assets                                                            $ 50,113,435
                                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                   $    148,706
Notes payable - related party                                              1,048,248
Due to affiliate                                                             593,525
Accrued payroll and related payables                                         432,400
                                                                        ------------

Total current liabilities                                                  2,222,879
                                                                        ------------

10% Convertible notes                                                      9,525,000
Other long term liabilities                                                  475,000
                                                                        ------------

Total long term liabilities                                               10,000,000

Total liabilities                                                         12,222,879
                                                                        ------------

Shareholders' equity:

Common Stock, Par Value $.001, 30,000,000 Shares authorized,
and 28,312,569 shares issued Dec 31, 2004                                     28,312
Preferred C, Par Value, $001, 45,000 Shares authorized, 10,000 issued             10
Preferred E, Par Value, $001, 35,000 Shares authorized, 35,000 issued             35
Preferred F, Par Value, $001, 87,000 Shares authorized, 34,500 issued             35
Preferred G, Par Value, $001, 45,000 Shares authorized, 45,000 issued             45
Additional paid-in-capital                                                42,238,872
Accumulated deficit                                                       (4,376,752)
                                                                        ------------

Total shareholders' equity                                                37,890,556

Total liabilities & shareholders' deficit                               $ 50,113,435
                                                                        ============

   The accompanying notes are an integral part of these financial statements.

                          INTERACTIVE BRAND DEVELOPMENT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2004            2003
                                                                     ------------    ------------
Revenues:
Cel Art Sales                                                        $         --    $     52,250
Other                                                                          --          (5,883)
                                                                     ------------    ------------
Total Revenue                                                                  --          46,367

Operating expenses:
Cost of sales                                                                  --          22,500
Selling, general and administrative                                     1,153,610         161,464
Depreciation and amortization                                              16,172          16,196
                                                                     ------------    ------------

Total operating expenses                                                1,169,782         177,660
                                                                     ------------    ------------
Operating loss                                                         (1,169,782)       (131,293)

Other income (expense):
Loss on disposal of fixed assets                                          (42,860)             --
Interest expense                                                          (92,893)           (361)
                                                                     ------------    ------------
Total other expense                                                      (135,753)           (361)
                                                                     ------------    ------------
Net operating loss                                                     (1,305,535)       (131,654)

Income taxes                                                                   --              --
                                                                     ------------    ------------

Net loss from continuing operations                                    (1,305,535)       (131,654)
                                                                     ------------    ------------

Discontinued operations, net of income tax
Loss on disposal of discontinued operations,                             (657,885)             --
Loss from operations for discontinued Foster Sports & Ibid Auction     (1,494,958)       (333,114)
                                                                     ------------    ------------

Loss from discontinued operations                                      (2,152,843)       (333,114)

Net loss                                                             $ (3,458,378)   $   (464,768)

Dividends on preferred stock                                               (6,000)         (8,000)
                                                                     ------------    ------------

Net loss applicable to common stock                                  $ (3,464,378)   $   (472,768)
                                                                     ============    ============

Basic and diluted earnings (loss) per common share:
Continuing operations                                                       (0.07)          (0.01)
Discontinued operations                                                     (0.12)          (0.02)
                                                                     ------------    ------------

Total                                                                $      (0.19)   $      (0.03)
                                                                     ============    ============

Weighted average number shares outstanding - basic and diluted         18,023,018      15,192,425
                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                          INTERACTIVE BRAND DEVELOPMENT
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2003 AND 2004

                                 Series B           Series C           Series E           Series F           Series G
                              Preferred Stock    Preferred Stock    Preferred Stock    Preferred Stock   Preferred Stock
                              ---------------    ---------------    ---------------    ---------------   ---------------
                             Shares    Amount    Shares   Amount   Shares    Amount   Shares    Amount   Shares   Amount
                             ------    ------    ------   ------   ------    ------   ------    ------   ------   ------
Balance December 31, 2002      1,000       100    10,000    1,000
                               =====       ===    ======    =====

Reclassification of
preferred  stock to paid in
capital                                   (99)              (990)
Net Loss

Balance December 31, 2003      1,000         1    10,000       10
                               -----       ---    ------    -----

Purchase of Foster  Sports,
Inc

Issue Stock for services

Issue Stock for services

Issued Stock for M & A work

Issued  Stock for Cel Art @
$0.45

Conversion of Series B       (1,000)       (1)

Record Purchase of
Penthouse Media Group, net
of acquisition cost net of
acquisition cost                                                    35,000        35   34,500        35   45,000       45

Foster Adjustment

Net Loss

Balance December 31, 2004         --        --    10,000       10   35,000        35   34,500        35   45,000       45
                              ======       ===    ======    =====   ======        ==   ======        ==   ======       ==

[RESTUB]

                                  Common Stock         Paid-in      Retained
                                  ------------
                                Shares      Amount     Capital      Earnings       Total
                                ------      ------     -------      --------       -----
Balance December 31, 2002      15,192,425    15,192     6,088,038    (453,606)    5,650,724
                               ==========    ======     =========    =========    =========

Reclassification of
preferred  stock to paid in
capital                                                     1,089           --           --
Net Loss                                                             (464,768)    (464,768)

Balance December 31, 2003      15,192,425    15,192     6,089,127    (918,374)    5,185,956
                               ----------    ------     ---------    ---------    ---------

Purchase of Foster  Sports,
Inc                               480,000       480     3,095,520                 3,096,000

Issue Stock for services        2,050,360     2,050       202,986                   205,036

Issue Stock for services          111,764       112        69,182                    69,294

Issued Stock for M & A work     4,000,000     4,000                                   4,000

Issued  Stock for Cel Art @
$0.45                           6,700,000     6,700     3,008,300                 3,015,000

Conversion of Series B            198,020       198         (197)                        --

Record Purchase of
Penthouse Media Group, net
of acquisition cost net of
acquisition cost                                       32,482,534                32,482,648

Foster Adjustment               (420,000)     (420)   (2,708,580)               (2,709,000)

Net Loss                                                           (3,458,378)  (3,458,378)

Balance December 31, 2004      28,312,569    28,312    42,238,871  (4,376,752)   37,890,556
                               ==========    ======    ==========  ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                          INTERACTIVE BRAND DEVELOPMENT
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2004              2003
                                                             ------------    ------------
Net (Loss)                                                   $ (3,458,378)   $   (464,768)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization                                      16,172          16,196
Net impairment loss from discontinued operations                  468,410              --
Issuance of stock for services                                    278,330              --
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                22,772         137,779
Auction content inventory                                              --          22,500
Increase (decrease) in:
Accounts payable and accrued expenses                             133,693           2,523
Accrued payroll                                                   432,400              --
                                                             ------------    ------------

Net cash used in operating activities                          (2,106,601)       (285,770)
                                                             ------------    ------------

Cash Flows from Investing Activities:
Acquisition of PMG investment                                  (9,525,000)             --
Prepaid acquisition costs                                          (4,000)             --
Purchase of equipment & leasehold improvements                         --            (887)
                                                             ------------    ------------

Net cash used by investing activities                          (9,529,000)           (887)
                                                             ------------    ------------

Cash Flows from Financing Activities:
Proceeds from convertible notes                                 9,525,000          20,000
Principal payment of notes payable                                     --         (15,956)
Proceeds from long-term loan payable                              750,000              --
Payments long-term loan payable                                  (275,000)             --
Net advances from related party                                   586,209         (82,799)
Proceeds from related party notes payable                       1,048,248
Repayments of notes payable-related party                              --        (120,833)
Proceeds from sale of stock                                            --         183,632

Net cash provided by financing activities                      11,634,457         (15,956)
                                                             ------------    ------------

Net Increase in Cash and Cash Equivalents                          (1,144)       (302,613)
Cash and Cash Equivalents, Beginning                                1,144         122,044
                                                             ------------    ------------

Cash and Cash Equivalents, Ending                            $         --    $   (180,569)
                                                             ============    ============
Supplemental disclosures:

Cash paid during the year for interest                       $     92,893    $        361
                                                             ============    ============
Cash paid during the year for taxes                          $         --    $         --
                                                             ============    ============
Non-cash investing and financing activities:

Stock issued for services                                    $    278,330    $         --
                                                             ============    ============

Stock issued for the purchase of auction content inventory   $  3,015,000    $         --
                                                             ============    ============

Stock issued for the acquisition of PMG stock                $ 32,482,648    $         --
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1:  ORGANIZATION AND CAPITALIZATION

Interactive Brand Development, Inc. ("IBD", the "Company" or the "Corporation"), a Delaware corporation, is authorized under its Articles of Incorporation to issue and have outstanding at any one time 30,000,000 shares of common stock par value $.001 per share. As a subsequent event to fiscal year 2004, a majority of the Company's shareholders by written consent dated January 31, 2005 voted to increase the number of authorized shares to 400,000,000 shares of common stock, par value $.001 per share, effective March 31, 2005.

Historically, the Company's operations have consisted of an online auction website and investments in an animation library. In April 2004, the Company acquired Foster Sports, Inc., a company that primarily broadcasts a sports talk show on two radio stations in South and Central Florida. During the fourth quarter of 2004 the Company revised its business plan to focus on its new strategy of building a presence as a marketing and media holding company in the adult entertainment industry. Accordingly, the Company discontinued operations of both IBID Auction and Foster Sports, Inc. during the fourth quarter of 2004. On October 19, 2004, the Company finalized the acquisition of a 34.7% non-voting equity interest in Penthouse Media Group, Inc. ("PMG"), an established global adult media, entertainment, and licensing company.

Investment in PMG
-----------------

On November 29, 2004, the Company changed its name to Interactive Brand Development, Inc. from Care Concepts I, Inc. to better define its emerging role as a media holding company after consummating a transaction on October 19, 2004, to acquire a minority equity non-voting interest in the post-bankruptcy, reorganized Penthouse Media Group, Inc. (formerly known as General Media, Inc.). Such amount of equity held is 34.7%. Penthouse Media Group emerged from bankruptcy reorganization on October 5, 2004. In order to finance the purchase price for this equity investment in the reorganized Penthouse Media Group, IBD sold $9.525 million principal amount of its 10% Promissory Notes, due September 15, 2009, 35,000 shares of its Series E convertible preferred stock, 34,500 shares of its Series F convertible redeemable senior secured preferred stock and 45,000 shares of its Series G convertible preferred stock to 22 investors for $16.475 million of gross proceeds. Currently, such convertible securities, together with 3-year warrants to purchase up to 4,216,280 additional shares of the Company's common stock at $3.00 per share, may be converted or exercised for up to 72,216,280 shares of IBD common stock.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1:  ORGANIZATION AND CAPITALIZATION - (CONTINUED)

Subsequent Acquisitions
-----------------------

Effective January 21, 2005, IBD completed the acquisition of all of the equity interests in iBill Corporation, which owns 100% of the membership interests in Media Billing Company, LLC, which owns 100% of the membership interests in Internet Billing Company LLC , from PHSL.

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

In March 2005, IBD completed the purchase of a minority interest in Interactive Television Network Inc. The investment represented a 25% equity ownership of ITVN, in exchange for 4,000 shares of Convertible Preferred Stock Series H and $1,700,000 in cash. On June 30, 2005, Interactive Television Networks, Inc. merged with Radium Ventures, a public company RDIU. Pursuant to the merger agreement, IBD is receiving 5,529,222 restricted common shares of Radium.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

         MARKETABLE SECURITIES

         The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value.

         Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION

Prior to the Company's discontinuation of operations of IBID Auction and Foster Sports, Inc. during the fourth quarter of 2004, the Company recognized revenues from internet auction sales, charity auction sales where the Company acted as an agent and recognized a processing fee associated with the charity auction sales, barter transactions, and cel art sales.

     o Internet auction sales were recognized upon at the time the auction was completed. The Company did not generally grant return privileges to customers. The Company retained all of the proceeds of the auction.
     o Charity auction processing fees were recognized net. Under the guidance provided by the Securities Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" and the Emerging Issues Task Force ("EITF") Abstract No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), the Company was, in substance, acting as an agent for the charities and therefore recognized as revenue only the net fees realized on the transactions. The Company recognized revenues on a per-transaction basis when the auction was completed and collection from the customer was probable.
     o The Company accounted for revenue on barter transactions in accordance with the Emerging Issues Task Force ("EITF") Issue No. 99-17, "Accounting for Advertising Barter Transactions," which provides standards for determining the amount of revenue which may be recognized in barter transactions involving the exchange of advertising services. Advertising barter revenue is recognized only if the fair value of the advertising given is determinable based upon past transactions involving similar advertising exchanged for cash. A past cash transaction can only support the recognition of revenue on advertising barter transactions up to the dollar amount of the specific cash transaction and that cash transaction can only be used once to value barter advertising. If the fair value of the advertising surrendered in the barter transaction is not determinable, the barter transaction is recorded based on the carrying amount of the advertising surrendered, which is zero.

ADVERTISING COSTS

Advertising costs are charged to expense as incurred. Advertising expense was approximately $31,410 and $86,000 for the years ended December 31, 2004 and 2003, respectively.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

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

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 3:  FURNITURE AND FIXTURES

                                             ESTIMATED USEFUL
                                                   LIVES         AT DECEMBER
                                                  (YEARS)          31, 2004
                                             ----------------    -----------
Office furniture and equipment                      5-7            $82,709
                                                    ---            -------

Less accumulated depreciation & amortization                       (56,116)
                                                                   -------

Total                                                              $26,593
                                                                   =======

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was $206,137 and $197,909, of which $189,165 and $181,713 pertained to assets utilized in the discontinued operations.

NOTE 4:  CEL ART INVENTORY

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

The cel art inventory at December 31, 2004 was $6,848,950.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 4:  CEL ART INVENTORY - (CONTINUED)

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

NOTE 5: DISCONTINUED OPERATIONS - FOSTER SPORTS, INC. ("FOSTER") & IBID ONLINE AUCTION

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

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 5: DISCONTINUED OPERATIONS - FOSTER SPORTS, INC. ("FOSTER") & IBID ONLINE AUCTION - (CONTINUED)

As a result of divesting its ownership interest in Foster Sports and online auction sales, the Company recognized a loss from disposition of $657,885. Such loss is reported on the consolidated condensed statements of operations as part of the "Loss from disposal of discontinued operations."

                                            2004
                                        -----------
Current assets                          $   528,788
Property and equipment (Foster), net         62,276
Auction software, net                     1,112,988
Goodwill                                    387,000
Other assets                                208,004
                                        -----------

                                          2,299,056

Current liabilities                        (444,650)
Long term liabilities                    (1,196,521)
                                        -----------

                                         (1,641,171)

Net assets of discontinued operations   $   657,885
                                        ===========

Operating results for discontinued operations were as follows:

                                     2004           2003
                                 -----------    -----------

Revenue                          $   793,160    $   307,010
                                 -----------    -----------

Operating expenses                        --        458,411
Depreciation and amortization        189,165        181,713
                                 -----------    -----------

Loss before income tax benefit    (1,494,958)      (333,144)
                                 -----------    -----------

Income tax benefit                   598,000        133,250
                                 -----------    -----------

Net loss                         $  (896,858)   $  (199,864)
                                 ===========    ===========

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 6:  INCOME TAXES

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

                                                   2004         2003
                                                ---------    ---------

         Income Tax Benefit (Expense)
         Continuing Operations
            Current                             $      --    $      --

            Deferred                             (861,150)    (133,250)

         Discontinued Operations:
            Loss from discontinued operations     598,000      133,250
            Loss from disposition                 263,150           --
                                                ---------    ---------

                                                  861,150           --
         Net Income Tax Provision               $      --    $      --
                                                =========    =========

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 7:  CONVERTIBLE NOTES PAYABLE AND PREFERRED STOCK

The Company issued an aggregate of $9,525,000 of 10% Convertible Notes ("10 % Notes") to 18 investors (the "Note Holder"), none of whom were previously affiliated with the Company. The note holders also received warrants to purchase 3,175,000 additional shares of common stock at an exercise price of $3.00 per share. Interest is payable semi-annually on June 30th and December 31st, at the rate of 10% per annum, payable at the option of the Company of either 100% in cash, 50% in cash and the balance in common stock. The notes are convertible, at the option of the holder, into common stock at the lesser of $3.00 ("Floor Price") or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Note Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. The notes are secured by (i) a lien on the assets of Internet Billing Company LLC ("iBill") subordinated to the lien granted to holders of the Series F Preferred Stock, and (ii) the pledge by the Company of a portion (pro rated with the Series F Senior Preferred Stock) of its 34.7% equity interest in PMG. The 10% Notes convert to a maximum of 19,050,000 shares of common stock plus any unpaid interest or accrued stock.

The Company raised $3.5 million from the sale of 35,000 shares of its Series E 6% Convertible Preferred Stock ("Series E") to Monarch Pointe Fund LP ("Monarch"). The Series E stock holders were also issued warrants to purchase approximately 430,000 shares of common stock at an exercise price equal of $3.00 per share. The Series E shares rank senior to the Company's common shares, Series C Preferred Stock and Series G Preferred Stock; and are entitled to 6% dividends when and as declared by the Board of Directors. Series E are convertible, at the option of the holder, into common stock at the lesser of $3.00 ("Floor Price") or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series E Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. Series E convert to a maximum of 7,000,000 shares of common stock.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 7:  CONVERTIBLE NOTES PAYABLE AND PREFERRED STOCK - (CONTINUED)

The Company raised $3.45 million from the sale of 34,500 shares of its Series F 10% Convertible Preferred Stock ("Series F") to Castlerigg Master Investments Limited ("Castlerigg"). The Series F stock holders were also issued warrants to purchase approximately 610,776 shares of common stock at an exercise price equal of $3.00 per share. The Series F shares rank senior to the Company's common shares, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series G Preferred Stock; and are entitled to 10% dividends payable semi-annually on June 30th and December 31st, payable at the option of the Company of either 100% in cash, 50% in cash and the balance in common stock. Series F are convertible, at the option of the holder, into common stock at the lesser of $3.00 ("Floor Price") or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series F Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. Series F are secured by (i) a lien on the assets of Internet Billing Company LLC ("iBill") subordinated only to a first priority lien that may be granted to one or more senior lender providing up to $10.0 million of working capital financing to iBill and (ii) the pledge by the Company of a portion (pro rated with the 10% Notes) of its 34.7% equity interest in PMG. Series F convert to a maximum of 6,900,000 shares of common stock plus any unpaid interest accrued in stock.

The Company issued Series G Convertible Preferred Stock ("Series G") in connection with its acquisition of PMG. Series G is junior on liquidation and sale of control of the Company to the Series E and Series F; does not pay any dividend and is not secured by any assets or securities; and is not subject to mandatory redemption. Series G shall convert upon the earlier to occur of December 31, 2004 or the Company obtaining stockholder approval, and the aggregate number of shares of Company common stock as shall equal 68.0 million shares of common stock, less a maximum of 27,458,333 Conversion Shares issuable at the adjusted Floor conversion price of $0.50 applicable to 10% Notes, Series E, and Series F Securities.

This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.50 from the market price of the common stock on the date the preferred shares were issued.

On November 26, 2002 the Company was authorized by the Board of Directors to issue three series of preferred stock. Series A Convertible Preferred Stock, 100,000 shares authorized, was converted in 2003. Series B Convertible Preferred Stock, 10,000 shares authorized, was converted in accordance with the Series preferences in 2004 for 198,020 shares of Common Stock

Subsequent to December 31, 2004, Series C Convertible Preferred Stock was converted in accordance with its preferences in January 2005 for 1,00,000 shares of Common Stock.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 8:  WARRANTS

The Company had no outstanding warrants to purchase common stock at the beginning of year 2004. In October, 2004 4,215,776 additional warrants were issued at $3.00 in conjunction with the Company's efforts to raise capital for its investment in Penthouse Media Group. The Company accounts for these transactions under the provisions of SFAS No.123 "Accounting for Stock Based Compensation," and APB No.25 "Accounting for Stock Issued to Employees."

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

The fair value of each warrant that was granted in conjunction with equity and debt issuances was estimated on the grant date using the Black-Scholes option pricing model, the results of which were deemed immaterial.

NOTE 9:  RELATED PARTY TRANSACTIONS

The amount due to stockholders at December 31, 2004 and December 31, 2003 was $1,048,248 and $7,316. These amounts represented advances from shareholders and corporate expenses paid personally by stockholders.

The Company was a party to a lease agreement for its former executive offices with Children's Academy of Pompano Beach, Inc., an entity controlled by a family member of the Company's president. The lease agreement was through December 2007. On December 20, 2004 the Company agreed to terminate the lease. The remaining obligations under the lease on the date of termination were approximately $307,500. Children's Academy of Pompano Beach, Inc. accepted 200,000 shares of IBD common stock, valued at the date of issuance at approximately $80,000, in consideration of forgiving all outstanding obligations under the lease and release of any potential claims under the lease agreement. The Company's president disclaims any beneficial ownership in the shares.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 9:  RELATED PARTY TRANSACTIONS  - (CONTINUED)

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

On October 27, 2004, the Company approved the issuance of 3,000,000 shares of common stock to American Collectors' Exchange, Inc. pursuant to an agreement to acquire 26,261 pieces of cel art valued at $1,350,000. American Collectors' Exchange, Inc. is owned by a family member of an officer and director of the Company.

In December 2004, the Company purchased an additional 33,739 pieces of cel art valued at $1,665,000 in consideration of 3,700,000 shares of common stock from a company which is owned by family member of an officer and director of the Company.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 10: PREFERRED STOCK DIVIDENDS

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

NOTE 11: SUBSEQUENT EVENTS

Effective January 21, 2005, IBD completed the acquisition of 100% of the equity interests in iBill Corporation, Inc., which owns all of the membership interest in Media Billing Company, LLC, which owns 100% of the membership interests in Internet Billing Company LLC , from PHSL.

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

NOTE 11: SUBSEQUENT EVENTS - (CONTINUED)

The following condensed financial statements shows the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition. The pro forma information is based on the assumption that the acquisition took place on January 1, 2004:

                        Pro Forma Condensed Balance Sheet

                                                        (UNAUDITED)
                                  INTERACTIVE             INTERNET                 PRO
                                     BRAND                BILLING                 FORMA
                                DEVELOPMENT, INC.       COMPANY, LLC            COMBINED

                                   CONDENSED             CONDENSED
                                  ------------          ------------
Current Assets                    $        453          $ 22,354,428          $ 22,354,881
                                  ------------          ------------          ------------

Total Assets                      $ 50,113,435          $ 71,100,616          $121,214,051

Current liabilities               $  2,222,879          $ 48,906,283          $ 51,129,162

Total liabilities                 $ 12,222,879          $ 51,684,992          $ 63,907,871

Equity                            $ 37,890,556          $ 19,415,624          $ 57,306,180

Total liabilities and Equity      $ 50,113,435          $ 71,100,616          $121,214,051

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

Subsequent to fiscal year-end 2004, on March 31, 2005, the Company acquired approximately 25% of XTV, Inc., ("XTV") from XTV Investments LLC. XTV is a development stage interactive video-on-demand company that intends to broadcast video content to standard television sets using the Internet (video over IP; or IPTV). The Company purchased 6,250 of the 25,000 common shares outstanding in XTV. A portion of the shares (2,083) are subject to an escrow agreement in which the Company must sign up at least 10,000 subscribers to the service to facilitate the release of 1,042 shares from escrow, and an additional 10,000 subscribers to facilitate the release of the balance of the escrowed shares on or before October 31, 2006. Shares remaining in escrow at that date will be returned to XTV for cancellation. As consideration for the acquisition, the Company paid $1,700,000 in cash and issued 4,000 shares of a newly created preferred stock, Series H, which converts to 40,000,000 shares of IBD common stock upon a 10-day post-closing document exchange. Warrants that convert into 40 million shares at $0.50 of IBD common stock were also issued in conjunction with this transaction, the terms of which are detailed below.