Form 10QSB
period 2005-06-30
Interactive Brand Development Inc.
filed 2005-08-23
CIK 842927

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

                  For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of Common Stock at August 8, 2005 101,915,628.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated condensed balance sheets at June 30, 2005

         Consolidated condensed statements of operations for the three and six months ended June 30, 2005 and 2004

         Consolidated condensed statements of cash flows for the six months ended June 30, 2005 and 2004

         Notes to consolidated condensed financial statements for the six months ended June 30, 2005 and 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1: Legal Proceedings
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 3: Defaults upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits

Signatures
----------

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS OF THE PERIOD ENDED

                                                                  JUNE 30, 2005
                                                                  -------------
                             ASSETS

Current Assets
      Cash and cash equivalents                                   $     135,037
      Accounts receivable - net                                       1,376,465
      Processor reserves                                              5,589,214
      Other current assets                                              436,545
                                                                  -------------
Total current assets                                                  7,537,261

Property, Plant and equipment, net                                    3,737,010

Auction content inventory                                             6,848,950

Investment in PMG                                                    43,220,940

Investment in ITV                                                    12,800,000

Intangibles
      Goodwill                                                       32,763,982
      Intangibles, net                                                9,313,693
                                                                  -------------
Total intangibles                                                    42,077,675

Other noncurrent assets                                                 967,416
                                                                  -------------

                     Total assets                                 $ 117,189,252
                                                                  =============
LIABILITIES AND MEMBER'S EQUITY

Current liabilities
      Accounts payable and accrued expenses                       $   6,165,998
      Notes payable                                                   3,571,502
      Due to Related Party - Net                                      1,228,486
      Referral Fee - Client                                           4,348,286
      Client payouts                                                 12,327,522
                                                                  -------------
Total current liabilities                                            27,641,794

      Other liabilities                                               3,010,798
      Notes payable long-term                                        12,362,056
                                                                  -------------
Total liabilities                                                    43,014,648

Shareholder's equity
     Preferred D, par value $0.001, 330,000 shares authorized,
     241,000 shares issued and outstanding                                  241
     Preferred E, par value, $0.001, 35,000  shares authorized,
     35,000 issued and outstanding                                           35
     Preferred F, par value, $0.001, 87,000  shares authorized,
     34,500 issued and outstanding                                           35
     Preferred G, par value, $0.001, 45,000  shares authorized,
     45,000 issued and outstanding                                           24
     Preferred H, par value, $0.001, 4,000  shares authorized,
     4,000 issued and outstanding                                             4
     Common Stock, par value $0.001, 30,000,000  shares authorized,
     94,900,628 shares issued and outstanding                            94,901
     Additional paid-in-capital                                      76,541,207
     Retained Earnings                                               (2,461,843)
                                                                  -------------
Total shareholder's equity                                           74,174,604
                                                                  -------------
     Total liabilities and stockholders' equity                   $ 117,189,252
                                                                  =============

          See accompanying notes to consolidated financial statements

                          INTERACTIVE BRAND DEVELOPMENT
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                         ----------------------------    ----------------------------
                                                             2005            2004            2005            2004
                                                         ------------    ------------    ------------    ------------
Revenue
         Service revenue                                    6,366,624              --      20,770,177              --
         Sales                                                     --              --          26,149              --
         Other fee revenue                                         --              --         (14,716)             --
                                                         ------------    ------------    ------------    ------------
              Total revenue                                 6,366,624              --      20,781,610              --

Operating costs and expenses
         Cost of revenue                                    4,334,262              --      15,960,599              --
         Sales, general and administrative                  2,942,476         149,947       5,644,967         204,151
         Depreciation and amortization                      1,338,011           4,043       1,981,387           8,086
                                                         ------------    ------------    ------------    ------------

                  Total operating costs and expenses        8,614,749         153,990      23,586,953         212,237
                                                         ------------    ------------    ------------    ------------


         Operating loss                                    (2,248,126)       (153,990)     (2,805,343)       (212,237)
                                                         ------------    ------------    ------------    ------------

Other income
         Interest income                                      226,445              --         227,693              --
         Interest expense                                    (443,968)             --        (563,031)             --
         Other Income                                       5,027,090              --       5,055,589              --
                                                         ------------    ------------    ------------    ------------

                 Total other income                         4,809,567              --       4,720,251              --
                                                         ------------    ------------    ------------    ------------

Net income/(loss) from continuing operations                2,561,441        (153,990)      1,914,908        (212,237)

Discontinued operations
         Loss from operations for discontinued
           Foster Sports & Ibid Auction                            --         679,026              --         688,020
                                                         ------------    ------------    ------------    ------------

Net income/(loss)                                           2,561,441        (833,016)      1,914,908        (900,257)

         Dividends on preferred stock                              --          (2,000)             --          (4,000)
                                                         ------------    ------------    ------------    ------------

     Net income/(loss) applicable to common stock           2,561,441        (835,016)      1,914,908        (904,257)
                                                         ============    ============    ============    ============

Net income/(loss) per Common Share - Basic and Diluted
         Basic                                           $       0.03    $      (0.05)   $       0.03    $      (0.06)
         Diluted                                         $       0.01    $      (0.05)   $       0.01    $      (0.06)

Weighted average common shares outstanding -
Basic                                                      75,083,145      15,672,425      54,858,730      15,432,425
Diluted                                                   214,972,000             n/a     214,972,000             n/a

           See accompanying notes to consolidated financial statements

                    INTERACTIVE BRAND DEVELOPMENT
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        ----------------------------
                                                                            2005            2004
                                                                        ------------    ------------
Cash Flows from Operating Activities:
              Net Income (Loss)                                            1,914,908        (900,257)
              Adjustments to reconcile net loss to net
                 cash used in operating activities:
                   Depreciation and Amortization                           1,981,387          98,942
                   Stock issued for services and settlements               2,153,514              --
             Minority Interest                                                    --        (114,164)
             Changes in operating assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                     12,638,586         (25,698)
                  Stock Investment - Barter                                       --         (35,185)
               Processor reserves                                                 --              --
               Prepaid Assets                                                     --        (382,057)
                  Other assets                                               339,707              --

               Increase (decrease) in:
                  Accounts payable and accrued expenses                     (436,344)        284,768
                  Other liabilites                                          (242,910)         59,701
                  Client payout                                          (19,330,247)             --
                                                                        ------------    ------------
                     Net cash from (used) in operating activities           (981,399)     (1,013,950)
                                                                        ------------    ------------

          Cash Flows from Investing Activities:
               Purchase Investment ITV                                    (1,700,000)             --
               Purchase of fixed assets                                      (15,653)       (139,777)
                                                                        ------------    ------------
                     Net cash used in investing activities                (1,715,653)       (139,777)
                                                                        ------------    ------------

          Cash Flows from Financing Activities:
                  Proceeds from loans related parties                      2,185,122              --
                  Payments on loans related parties                       (1,054,441)             --
                  Notes payable proceeds                                   1,314,801              --
                  Payments on notes payable                               (1,629,202)             --
                  Proceeds from shareholder advances                              --       1,306,004
                  Payments to shareholders                                        --        (148,450)

                                                                        ------------    ------------
                     Net cash provided by financing activities               816,280       1,157,554

          Net  Increase (Decrease) in Cash and Cash Equivalents           (1,880,772)          3,865
          Cash and Cash Equivalents, Beginning                             2,015,809           1,144

                                                                        ------------    ------------
          Cash and Cash Equivalents, Ending                             $    135,037    $      5,009
                                                                        ============    ============

          Non-Cash Operating, Investing and Financing Activities:
                  Preferred stock issued for the following:
          Investment in ITV                                               11,000,100              --
          Investment in iBill                                             19,415,624              --
          Acquisition through issuances of equity                                 --       3,096,000

          See accompanying notes to consolidated financial statements

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Interactive Brand Development Inc. (the "Company" or "IBD") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended June 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB/A filed with the Securities and Exchange Commission for the period ended December 31, 2004.

NOTE 2:  THE COMPANY

IBD was engaged in online auctions, a sports talk show on two radio stations, and classic animation art libraries until the fourth quarter of 2004 when the Company revised its business plan to focus on building a presence as a marketing and media holding company in the adult entertainment industry. In connection with the Company's revised business plan at December 31, 2004, the Company discontinued operations of its online auctions and sports talk show. The Company's operations in 2005 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiary Internet Billing Company, LLC.

Our service offerings consist of credit card processing, debit card processing and telephone billing processing.

o Credit card processing provides payment services to merchants that sell goods and services through the Internet, and as an intermediary "aggregator" in that it aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.
o Debit card processing provides payment services to merchants that sell goods and services through the Internet. iBill's Web Merchants offer consumers the ability to pay by authorizing a direct debit, via the Automated Clearing House System, (referred to as "ACH") to the consumer's checking account.
o Telephone billing provides payment services to merchants that sell goods and services through the Internet. iBill's Web Merchants offer consumers to pay by authorizing a charge to be made on their telephone bill for their internet purchase.

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 2:  THE COMPANY-(CONTINUED)

In 2005, iBill changed operations management personnel, and the Company has initiated certain business practices to strengthen and improve the iBill business. Such initiatives include providing greater payment processing flexibility to the iBill's clients, expanding iBills payment processing options in order to minimize fees and reduce its reliance on any single third-party vendor to handle the processing of payments, and an overall cost rationalization initiative. In addition, the Company is pursuing various financing sources, in the form of both equity and debt, to further solidify the Company's financial position. The Company believes that the processing arrangements with the new domestic payment processing vendors as well as new business opportunities being pursued by the Company should enable the Company to continue to make the payouts to its clients, and to eventually reduce accrued payouts outstanding. The Company also believes that these initiatives and actions being taken to improve its operations and financial condition should enable the Company to continue as a going concern. There can be no assurances, however, that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

The Company made several strategic investments in connection with its revised business plan. These investments include:

o A 34.7% equity interest in Penthouse Media Group, Inc., an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.
o On March 31, 2005 we purchased a minority interest in Interactive Television Networks, Inc., formerly XTV, Inc. Interactive Television Networks (ITVN) is an emerging provider of Internet Protocol Television
         (IPTV) hardware, programming software and interactive networks.

 NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less. At June 30, 2005, the Company maintained cash balances in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

         ACCOUNTS RECEIVABLE: The Company's trade accounts receivable primarily represent amounts owed by credit card and other payment processors for the gross value of the transactions processed on behalf of the Company's clients. The credit card and other payment processors are all high credit quality financial institutions. Concentrations of credit risk related to credit card payments are limited to the processors who remit the cash to the Company along with the Company's allocable share of fees.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company's trade receivables primarily represent amounts due from credit card and other payment processors. The Company recognizes bad debt expense on receivables through an allowance account using estimates based on past experience, and writes off trade receivables against the allowance account when the Company believes it has exhausted all available means of collection.

         GOODWILL AND OTHER INTANGIBLE ASSETS: On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. On January 21, 2005, the Company purchased iBill. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their estimated fair values on the date of the acquisition. Such estimated values are subject to change based on the resolution of certain contingencies and the completion of independent appraisals.

         CURRENT AND DEFERRED CLIENT PAYOUTS: Current client payouts represent amounts due by the Company to its clients for the net value of transactions processed. Deferred client payouts represent amounts withheld by the Company from its clients as a reserve against future chargeback and other potential credits. The Company generally pays current client payouts within one month of the transaction and pays deferred client payouts six months after such reserves are initially withheld.

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

REVENUE RECOGNITION: The Company's service revenues primarily represent service fees charged to its clients that are based on a percentage of the gross value of the transactions processed (less any refunds or credits) by the Company on its clients' behalf. The Company manages the collection process for the gross amount of the transactions processed on its clients' websites, but the Company is not responsible for fulfilling the obligation of the transaction and does not have any credit risk associated with the end consumer. In determining our revenue reporting the Company follows the requirements of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Generally, where we have client portability, credit risk and ultimate responsibility for the client transactions, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the client. Where we may not have credit risk, portability or the ultimate responsibility for the client transactions, revenues are reported based on the service fee. The Company recognizes service fee revenue when the transactions are processed and approved by the credit card and other payment processors. The Company's other revenues primarily represent additional fees charged to its clients for chargebacks and other processing costs.

NET INCOME/ (LOSS) PER SHARE: Basic and diluted net losses per common share are presented in accordance with FAS No.128 "Earning per share" (FAS 128"), for all periods presented. Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive for all 2004 periods presented and the six months ended June 30, 2005.

NOTE 4: NOTES PAYABLE

On December 31, 2004, the Company's subsidiary iBill obtained a letter of credit ("LOC") from IIG Trade Opportunities Fund ("IIG") in the amount of $2,100,000 to be used for working capital. The Company has paid $206,670 as fees and interest related to this LOC.

Long-term debt consists of the following at June 30, 2005:

                                                       JUNE 30, 2005
                                                      ---------------
Client Notes, two year convertible 3% interest       $      5,674,111
10% Convertible Notes                                       9,525,000
                                                      ---------------
                                                           15,199,111
Less Current Maturities                                    (2,837,055)
                                                      ---------------
                                                      $    12,362,056

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 4: NOTES PAYABLE-(CONTINUED)

During the second quarter of 2005, the Company issued to various iBill clients convertible notes payable. Client Settlement Notes ("Client Notes") are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in two installments March 29, 2006 and March 29, 2007. The Client Notes are convertible into secured convertible notes at the election of the Company at any time following ninety (90) days from the execution of the note.

NOTE 5: RELATED PARTY

The amount due to stockholders at June 30, 2005 was $1,228,486. These amounts represented advances from shareholders and corporate expenses paid personally by officers and shareholders.

On August 3, 2005, 9,706 shares of Series D Preferred Stock were converted into 3,000,000 shares of common stock.

On August 5 2005, we issued 65,000 shares of common stock to Lacy Loar in settlement of debt valued at $9,750.

On August 5, 2005, we issued 250,000 shares of common stock to O'Brien Consulting for business consulting services valued at $37,500.

On August 8, 2005, we issued 3,700,000 shares of common stock to Miracle Day Investments, LLC in a private placement for cash proceeds of $555,000.

NOTE 6: SUBSEQUENT EVENTS

On July 14, 2005, Interactive Brand Development, Inc.'[s wholly-owned subsidiary Internet Billing Company, LLC ("iBill") entered into a credit and security agreement with Takeley Investments Ltd. Pursuant to the agreement, Takeley Investments Ltd. loaned iBill $1,000,000 pursuant to a revolving promissory note (the "Note"). The Note bears interest at 15% per annum. The Note is due on the earlier of August 30, 2005 or one business day after the receipt by iBill of the proceeds under the settlement agreement with First Data Merchant Services Corporation.

As security for the loan, Interactive Brand Development, Inc. and its wholly-owned subsidiary, Media Billing LLC has guaranteed the repayment of the Note. Pursuant to the guarantees, Interactive Brand Development, Inc. and Media Billing LLC have entered into security agreements with Takeley Investments Ltd. which provide Takeley with a security interest in Interactive Brand Development, Inc.'s and Media Billing's inventory, equipment, property and other collateral.

As additional consideration for entering into the credit and security agreement, Interactive Brand Development, Inc. issued Takeley Investments Ltd. a common stock purchase warrant to purchase 1,000,000 shares of common stock of Interactive Brand Development, Inc., exercisable at $0.33 per share at any time prior to July 14, 2010. Takeley Investments Ltd. has been provided with "piggy back" registration rights covering the shares of common stock issuable upon exercise of the warrants. The warrant issued to Takeley Investments Ltd. was issued pursuant to an exemption from registration under the Securities Act provided by Section 4(2). The warrant contains a legend restricting its transferability absent registration or applicable exemption. Takeley Investments Ltd. is an accredited investor and had access to information concerning Interactive Brand Development, Inc. at the time of the loan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD -LOOKING STATEMENTS

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

THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO
THE THREE MONTHS ENDED JUNE, 2004

Results of Operations
---------------------

Gross revenues. Gross revenues for the three month period ended June 30, 2005 was $6,366,624. As described above the Company discontinued its online auctions and radio sports talk show during 2004. Revenues for the three month period ended June 30, 2005 consisted entirely from the Company's subsidiary iBill.

Operating expenses. Operating expenses increased from $153,990 for the three months ended June 30, 2004 to $8,614,749 for the three months ended June 30, 2005. Included in operating expense for the three months ended June 30, 2005 was cost of revenue of $4,334,262. Cost of revenue consists of client payments for credit card processing, online checks, and telephone billing where the Company has credit risk and ultimate responsibility for the client transactions. Other items included in operating expense for the three months ended June 30, 2005 was sales, general and administrative of $2,942,476 and depreciation and amortization of $1,338,011.

Other income (expense). Other income for the three months ended June 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services of $226,445 reduced by interest expense $443,968 from LOC and notes payable, and other income of $5,027,090. Other income of $5,027,090 includes $2,270,406 of processor reserves held by First Data Merchant Services for prior year services which the Company had previously set up an allowance for and a $2,756,684 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions.

Net Income (Loss). Net income increased from a loss of $835,016 for the three months ended June 30, 2004 to income of $2,561,442 for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE, 2004

Results of Operations
---------------------

Gross revenues. Gross revenues for the six month period ended June 30, 2005 was $20,781,610. As described above the Company discontinued its online auctions and radio sports talk show during 2004. Revenues for the six month period ended June 30, 2005 consisted entirely from the Company's subsidiary iBill.

Operating expenses. Operating expenses increased from $212,237 for the six months ended June 30, 2004 to $23,586,953 for the six months ended June 30, 2005. Included in operating expense for the six months ended June 30, 2005 was cost of revenue of $15,960,599. Cost of revenue consists of client payments for credit card processing, online checks, and telephone billing where the Company has credit risk and ultimate responsibility for the client transactions. Other items included in operating expense for the six months ended June 30, 2005 was sales, general and administrative of $5,644,967 and depreciation and amortization of $1,981,387.

Other income (expense). Other income for the six months ended June 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services and overnight cash management interest income of $227,693 reduced by interest expense $563,031 from LOC and notes payable, and other income of $5,055,589. Other income of $5,055,589 includes $2,270,406 of processor reserves held by First Data Merchant Services for prior year services which the Company had previously set up an allowance for and a $2,785,183 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions.

Net Income (Loss). Net income increased from a loss of $904,257 for the six months ended June 30, 2004 to net income of $1,914,909 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The financial statements for 2004 reflect management's decision to discharge the assets, certain liabilities and businesses of IBD. Accordingly, the corresponding assets and liabilities of IBD have been classified as assets and liabilities of discontinued operations and the operating results have been classified as income(loss) from discontinued operations.

The Company only operated the IbidUSA.com in 2004 as a discontinued operation until its licensing agreement was completed in 2005. The Company intends to fund its obligations from operating its iBill subsidiary and continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional short-term financing or the sale of the Company's securities.

At June 30, 2005 the Company had cash of approximately $135,000 and a working capital deficit of $23,066,589. The Company currently believes that operating cash flows from its iBill operation, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements for the balance of 2005 However, the Company has past due obligations, including but not limited to Client payouts of approximately $12,327,500 less processor reserves of approximately $5,589,200, leaving a net deficit of client payouts of approximately $6,738,300. The Company requires additional financing to satisfy past due obligations.

Management has adopted objectives of improving liquidity and sustaining profitability by implementing the following:

o A program of settling debt obligations by issuing interest bearing notes with a 2-year term note; to date the Company has settled approximately $8,000,000 with notes and cash settlements.

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

o Settling remaining outstanding obligations at a discount with payments to be made over time;

o             Continued review of all expenditures in order to minimize costs;
              and

o             Raising additional equity capital as necessary.


The Company believes that the results of operations from iBill are improving as the Company regains lost customers and increases operating efficiencies. However, the Company must obtain additional financing to facilitate its expansion of the iBill operations. In the absence of financing the Company may be unable to satisfy past due obligations.

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


ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

In connection with the review of our consolidated financial statements for the three months ended June 30, 2005, we discovered certain significant internal control deficiencies that we consider to be reportable conditions and material weaknesses. These consist of inadequate communication and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters; failure to address and properly account for certain complex transactions; and lack of policy and procedure to adequately store and retrieve material information.

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

------------------------------------------------------------

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

Inherent Limitations on Effectiveness of Controls
-------------------------------------------------

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

Changes in Internal Controls
----------------------------

No change in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS

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


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005 and subsequent period up to the date of this report, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been previously reported.

During the second quarter 2005, 89,294 shares of Series D Preferred Stock were converted into 27,159,992 shares of common stock. The original issuance of the Series D Preferred Stock was listed in Form 8-K filed on January 21, 2005, incorporated by reference herein. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On May 20, 2005, 21,213 shares of Series G were converted into 29,225,009 shares of common stock. The original issuance of the Series G Preferred Stock was listed in Form 8-K filed on October 19, 2004, incorporated by reference herein. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

In April 2005 we issued 2,170,264 shares of common stock to various creditors in settlement of debts valued at $783,606. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The creditor had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

In April 2005, we issued 4,970,834 shares of common stock to various consultants for business consulting services valued at $974,167. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The consultants had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On June 10, 2005, we issued 1,553,724 shares of common stock to FG2200, Ltd. as a guarantee of the lease in which the Company is a party for its corporate offices in Deerfield Beach, Florida. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On August 3, 2005, 9,706 shares of Series D Preferred Stock were converted into 3,000,000 shares of common stock. The original issuance of the Series D Preferred Stock was listed in Form 8-K filed on January 21, 2005, incorporated by reference herein. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On August 5 2005, we issued 65,000 shares of common stock to Lacy Loar in settlement of debt valued at $9,750. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On August 5, 2005, we issued 250,000 shares of common stock to O'Brien Consulting for business consulting services valued at $37,500. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption

On August 8, 2005, we issued 3,700,000 shares of common stock to Miracle Day Investments, LLC in a private placement for proceeds of $555,000. The investor is accredited as defined by the Securities Act. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

As additional consideration for entering into the credit and security agreement, Interactive Brand Development, Inc. issued Takeley Investments Ltd. a common stock purchase warrant to purchase 1,000,000 shares of common stock of Interactive Brand Development, Inc., exercisable at $0.33 per share at any time prior to July 14, 2010. Takeley Investments Ltd. has been provided with "piggy back" registration rights covering the shares of common stock issuable upon exercise of the warrants. The warrant issued to Takeley Investments Ltd. was issued pursuant to an exemption from registration under the Securities Act provided by Section 4(2). The warrant contains a legend restricting its transferability absent registration or applicable exemption. Takeley Investments Ltd. is an accredited investor and had access to information concerning Interactive Brand Development, Inc. at the time of the loan.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5: OTHER INFORMATION

ITEM 6:    EXHIBITS

         A. Exhibits:

         Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Schedule 14C Information Statement filed with the SEC on March 10, 2005).
         3.1      Designation of Series D Preferred Stock (incorporated by
                  reference to Form 8-K dated January 21, 2005).
         3.2      Designation of Series H Preferred Stock (incorporated by
                  reference to Form 10-KSB filed April 15, 2005)
         3.3 Designation of .50 Warrants (incorporated by reference to Form 10-KSB filed April 15, 2005)
         10.1 Management Agreement dated March 1, 2005 between the Company and LTC Group, Inc., for the management of online auction business and website, iBidUSA.com. (incorporated by reference to Form 10-KSB filed April 15, 2005)
         10.2     XTV Acquisition Agreement dated June 30, 2005. (incorporated by reference to Form 10-KSB filed April 15, 2005)
         31.1     Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act.
         31.2     Certification of Principal Financial and Accounting Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act.
         32.1     Certification of Chief Executive Officer Pursuant to Section
                  906 of the Sarbanes-Oxley Act.
         32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Interactive Brand Development, Inc.

August 22, 2005                           /s/ Steve Markley
                                          -----------------
                                          Steve Markley,
                                          Chief Executive Officer,
                                          Chief Financial Officer and Chairman
                                          of the Board of Directors
                                          (PRINCIPAL EXECUTIVE OFFICER and
                                           PRINCIPAL ACCOUNTING OFFICER)