Form 10QSB/A
period 2005-03-31
Interactive Brand Development Inc.
filed 2005-11-21
CIK 842927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NUMBER 2
                                       TO
                                   FORM 10-QSB

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

Signatures

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                              ASSETS                       March 31, 2005
                                                           --------------
Cash and cash equivalents                                  $      17,461
Accounts receivable - net                                      2,007,602
Processor Reserves                                            15,870,706
Other current assets                                             638,912
                                                           -------------

Total current assets                                          18,534,681

Property, Plant and Equipment, net                             3,975,489
Auction content inventory                                      6,848,950
Investment in PMG                                             43,220,940
Investment in ITVN                                            12,800,000
Intangibles
 Goodwill                                                     30,159,390
 Intangibles, net                                             11,519,355
                                                           -------------
Total Intangibles                                             41,678,745
Other noncurrent assets                                          965,402
                                                           -------------
Total Assets                                               $ 128,024,207
                                                           =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                      $   6,931,045
Notes payable                                                  1,314,802
Due to related party, net                                      3,326,176
Referral Fee-Client                                            4,348,286
Client payout                                                 31,318,173
                                                           -------------
 Total Current Liabilities                                    47,238,482

10% Convertible notes                                          9,525,000
Other liabilities                                              3,265,176
                                                           -------------

Total liabilities                                             60,028,658
                                                           -------------
Shareholder's Equity
Common stock                                                      29,312
Preferred B                                                           --
Preferred C                                                           --
Preferred D                                                          330
Preferred E                                                           35
Preferred F                                                           35
Preferred G                                                           45
Preferred H                                                            4
Additional paid-in-capital                                    74,458,171
Accumulated deficit                                           (6,492,383)
                                                           -------------
Total Shareholder's Equity                                    67,995,549
                                                           -------------
Total Liabilities and Shareholders' Equity                 $ 128,024,207
                                                           =============

          See accompanying notes to consolidated financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                           For the Three Months Ended
                                                                    March 31,
                                                           2005                   2004
                                                        -----------           -----------
Revenue:
           Service Revenue                              $ 2,711,760           $        --
           Sales                                             26,149                    --
           Other fee revenue                                (14,716)                   --
                                                        -----------           -----------
                      Total revenue                       2,723,193                    --

Operating Costs and Expenses:
           Cost of revenue                                1,284,579                    --
           Selling, general and administrative            2,702,491                54,204
           Depreciation and amortization                    643,376                 4,043
                                                        -----------           -----------
           Total Operating Costs and Expenses             4,630,446                58,247
                                                        -----------           -----------
           Operating loss                                (1,907,253)              (58,247)
                                                        -----------           -----------
Other income (loss)
           Interest income                                    1,248                    --
           Interest expense                                (238,125)                   --
           Other income                                      28,499                    --
                                                        -----------           -----------
                    Total other income (loss)              (208,378)                   --
                                                        -----------           -----------

Net loss from continuous operations                      (2,115,631)              (58,247)
Loss from discontinued operations                                --                (8,994)
                                                        -----------           -----------

Net Loss                                                 (2,115,631)              (67,241)
           Dividends on preferred stock                          --                (2,000)
                                                        -----------           -----------
Net loss applicable to common stock                     $(2,115,631)          $   (69,241)
                                                        ===========           ===========

Net loss per common share - basic and diluted:
  Loss from continuing operations                       $     (0.06)          $        --
  Loss from discontinued operations                              --                    --
                                                        -----------           -----------
  Basic and diluted net loss per share                  $     (0.06)          $        --
                                                        ===========           ===========
  Weighted average number of common shares
    outstanding - basic and diluted                      34,634,314            15,192,475
                                                        ===========           ===========





          See accompanying notes to consolidated financial statements.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     For the Three months Ended
                                                                                              March 31,
                                                                                      2005                   2004
                                                                                  ------------           ------------
Cash Flows from Operating Activities:

         Net loss                                                                 $ (2,115,631)          $    (67,241)
         Loss from discontinued operations                                                  --                  8,994
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and Amortization                                                 643,376                  4,043
         Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable                                                      3,759,504                 (6,835)
            Processor reserves                                                        (536,632)                    --
            Other assets                                                               138,110                     --
          Increase (decrease) in:
            Accounts payable and accrued expenses                                      328,702                 23,463
            Other current liabilities                                                    6,468                     --
            Client payout                                                           (6,014,307)                    --
                                                                                  ------------           ------------
         Net cash used in continuing operations                                     (3,790,410)               (37,576)
         Net cash provided by discontinued operations                                       --                 40,482
                                                                                  ------------           ------------
         Net cash from (used) in operating activities                               (3,790,410)                 2,906
                                                                                  ------------           ------------

         Cash Flows from Investing Activities:

           Purchase Investment ITVN                                                 (1,700,000)                    --
           Purchase of fixed assets                                                     (7,861)                    --
                                                                                  ------------           ------------

           Net cash used in investing activities                                    (1,707,861)                    --
                                                                                  ------------           ------------

         Cash Flows from Financing Activities:
           Proceeds from  loans related parties                                      2,185,122                  8,500
           Repayments of shareholders' loans                                                --                     --
           Notes payable proceeds                                                    1,314,801                     --
           Payments on notes payable                                                        --                     --
           Proceeds from issuance of common stock                                           --                     --
                                                                                  ------------           ------------

           Net cash  provided by financing activities                                3,499,923                  8,500
                                                                                  ------------           ------------

         Net  Increase (Decrease) in Cash and Cash Equivalents                      (1,998,348)                11,406
         Cash and Cash Equivalents, Beginning                                        2,015,809                  1,144
                                                                                  ------------           ------------
         Cash and Cash Equivalents, Ending                                              17,461                 12,550
                                                                                  ============           ============

Non-cash Operating, Investing and Financing Activities:
         Preferred stock issued for the following:
         Investment in ITVN                                                       $ 11,000,100           $         --
         Investment in iBill                                                      $ 19,415,624           $         --

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 as Compared to the
Three Months Ended March 31, 2004

GROSS REVENUES. Gross revenues increased from $84,553 for the three month period ended March 31, 2004 to $2,711,760 for the three month period ended March 31, 2005, an increase of $2,627,207. Revenue for the three month period ended
March 31, 2004 consisted of on-line auctions and advertising revenue generated by Foster Sports and the sale of cel art. Revenue for the three month period ended March 31, 2005 consisted of online payments and money transfer services over the Internet generated by iBill.

OPERATING EXPENSES. Operating expenses increased from $143,653 for the three months ended March 31, 2004 to $4,630,446 for the three months ended March 31, 2005 an increase of $4,486,793.

No costs of revenues were incurred for the three months ended March 31, 2004 and $1,284,579 were the costs of revenues for the quarter ended March 31, 2005.

General and administrative expenses increased from $143,653 for the three months ended March 31, 2004 to $2,702,491 for the three months ended March 31, 2005, an increase of $2,558,838. Included in selling, general and administrative expenses was depreciation and amortization expense of $643,376 and $0 for the period ending March 31, 2005 and 2004, respectfully.

NET INCOME (LOSS). Net loss increased from $67,241 for the three months ended March 31, 2004 to $2,115,631 for the three months ended March 31, 2005, due to the addition of iBill as a subsidiary and its activities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred an accumulated deficit of $6,492,383 at March 31, 2005. We also have negative working capital of $28,703,801 at March 31, 2005. At March 31, 2005 we have cash of $17,461. The Company currently believes that operating cash flows from its iBill operations and borrowings should be adequate to meet its current operating needs. However, the Company is currently in default under certain of its obligations to certain preferred stock and note holders and the Company has other past due obligations, including, but not limited to client payouts of $35,666,459 less processor reserves of $15,870,706, leaving a net deficit of client payouts of $19,795,753. The Company has adopted a program of issuing interest bearing notes, with 2-year terms, that satisfied approximately $8,000,000 of the deficit. The program continues. To satisfy these obligations the Company is seeking additional financing and well as offering equity in exchange for outstanding obligations.

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

                                Interactive Brand Development, Inc.

November 21, 2005                /s/ Steve Markley
                                ----------------------------------------
                                Steve Markley,
                                Chief Executive Officer, Chief Financial
                                Officer and Chairman of the Board of
                                Directors
                                (PRINCIPAL EXECUTIVE OFFICER
                                and PRINCIPAL ACCOUNTING
                                OFFICER)