Form 10QSB/A
period 2005-06-30
Interactive Brand Development Inc.
filed 2005-11-21
CIK 842927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB

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

Signatures
----------

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS OF THE PERIOD ENDED

                                                                  JUNE 30, 2005
                                                                  -------------
                             ASSETS

Current Assets
      Cash and cash equivalents                                   $     135,037
      Accounts receivable - net                                       1,289,267
      Processor reserves                                              5,589,214
      Other current assets                                              436,545
                                                                  -------------
Total current assets                                                  7,450,063

Property, Plant and equipment, net                                    3,737,010

Auction content inventory                                             6,848,950

Investment in PMG                                                    43,220,940

Investment in ITV                                                    12,800,000

Intangibles
      Goodwill                                                       32,763,982
      Intangibles, net                                                9,313,693
                                                                  -------------
Total intangibles                                                    42,077,675

Other noncurrent assets                                                 967,416
                                                                  -------------

                     Total assets                                 $ 117,102,054
                                                                  =============
LIABILITIES AND MEMBER'S EQUITY

Current liabilities
      Accounts payable and accrued expenses                       $   6,285,060
      Notes payable                                                   3,571,502
      Due to Related Party - Net                                      1,228,486
      Referral Fee - Client                                           4,348,286
      Client payouts                                                 14,924,674
                                                                  -------------
Total current liabilities                                            30,358,008

      Other liabilities                                               3,010,798
      Notes payable long-term                                        12,362,056
                                                                  -------------
Total liabilities                                                    45,730,862

Shareholder's equity
     Preferred D, par value $0.001, 330,000 shares authorized,
     241,000 shares issued and outstanding                                  241
     Preferred E, par value, $0.001, 35,000  shares authorized,
     35,000 issued and outstanding                                           35
     Preferred F, par value, $0.001, 87,000  shares authorized,
     34,500 issued and outstanding                                           35
     Preferred G, par value, $0.001, 45,000  shares authorized,
     45,000 issued and outstanding                                           24
     Preferred H, par value, $0.001, 4,000  shares authorized,
     4,000 issued and outstanding                                             4
     Common Stock, par value $0.001, 30,000,000  shares authorized,
     94,900,628 shares issued and outstanding                            94,901
     Additional paid-in-capital                                      76,541,207
     Accumulated deficit                                             (5,265,255)
                                                                  -------------
Total shareholder's equity                                           71,371,192
                                                                  -------------
     Total liabilities and stockholders' equity                   $ 117,102,054
                                                                  =============

          See accompanying notes to consolidated financial statements

                          INTERACTIVE BRAND DEVELOPMENT
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                         ----------------------------    ----------------------------
                                                             2005            2004            2005            2004
                                                         ------------    ------------    ------------    ------------
Revenue
         Service revenue                                 $  1,638,690    $         --    $  4,350,450    $         --
         Sales                                                     --              --          26,149              --
         Other fee revenue                                         --              --         (14,716)             --
                                                         ------------    ------------    ------------    ------------
              Total revenue                                 1,638,690              --       4,361,883              --

Operating costs and expenses
         Cost of revenue                                      940,642              --       2,225,222              --
         Sales, general and administrative                  2,942,476         149,947       5,644,967         204,151
         Depreciation and amortization                      1,338,011           4,043       1,981,387           8,086
                                                         ------------    ------------    ------------    ------------

                  Total operating costs and expenses        5,221,129         153,990       9,851,576         212,237
                                                         ------------    ------------    ------------    ------------


         Operating loss                                    (3,582,439)       (153,990)     (5,489,693)       (212,237)
                                                         ------------    ------------    ------------    ------------

Other income
         Interest income                                      226,445              --         227,693              --
         Interest expense                                    (443,968)             --        (682,093)             --
         Other Income                                       5,027,090              --       5,055,589              --
                                                         ------------    ------------    ------------    ------------

                 Total other income                         4,809,567              --       4,601,189              --
                                                         ------------    ------------    ------------    ------------

Net income (loss) from continuing operations                1,227,128        (153,990)       (888,504)       (212,237)

Discontinued operations
         Loss from operations for discontinued
           Foster Sports & Ibid Auction                            --        (679,026)             --        (688,020)
                                                         ------------    ------------    ------------    ------------

Net income (loss)                                           1,227,128        (833,016)       (888,504)       (900,257)

         Dividends on preferred stock                              --          (2,000)             --          (4,000)
                                                         ------------    ------------    ------------    ------------

     Net income (loss) applicable to common stock        $  1,227,128    $   (835,016)   $   (888,504)   $   (904,257)
                                                         ============    ============    ============    ============

Net income (loss) per common share - Basic
   Income (loss) from continuing operations              $       0.02    $      (0.01)   $      (0.02)   $      (0.01)
   Loss from discontinued operations                               --           (0.04)             --           (0.05)
                                                         ------------    ------------    ------------    ------------
   Basic income (loss) per share                         $       0.02    $      (0.05)   $      (0.02)   $      (0.06)
                                                         ============    ============    ============    ============

Net Income (loss) per common share - Diluted
    Income (loss) from continuing operations             $       0.01    $      (0.01)   $      (0.02)   $      (0.01)
    Loss from discontinued operations                              --           (0.04)             --           (0.05)
                                                         ------------    ------------    ------------    ------------
   Diluted income (loss) per share                       $       0.01    $      (0.05)   $      (0.02)   $      (0.06)
                                                         ============    ============    ============    ============

Weighted average common shares outstanding -
Basic                                                      75,083,145      15,672,425      54,858,730      15,432,425
Diluted                                                   214,972,000      15,672,425      54,858,730      15,432,425

           See accompanying notes to consolidated financial statements

                    INTERACTIVE BRAND DEVELOPMENT
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        ----------------------------
                                                                            2005            2004
                                                                        ------------    ------------
Cash Flows from Operating Activities:
             Net loss                                                   $   (888,504)   $   (900,257)
             Loss from discontinued operations                                    --         688,020
             Adjustments to reconcile net loss to net
                cash used in operating activities:
                Depreciation and Amortization                              1,981,387           8,086
                Stock issued for services and settlements                  2,153,514              --
             Changes in operating assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                     12,725,784          (3,925)
                  Stock Investment - Barter                                       --              --
               Processor reserves                                                 --              --
               Prepaid Assets                                                     --              --
                  Other assets                                               339,707              --

               Increase (decrease) in:
                  Accounts payable and accrued expenses                     (317,282)        165,357
                  Other liabilites                                          (242,910)             --
                  Client payout                                          (16,733,095)             --
                                                                        ------------    ------------
               Net cash used in continuing operations                       (981,399)        (42,719)
               Net cash used in discontinued operations                          --         (971,193)
                                                                        ------------    ------------
                     Net cash used in operating activities                  (981,399)     (1,013,912)
                                                                        ------------    ------------

          Cash Flows from Investing Activities:
               Purchase Investment ITV                                    (1,700,000)             --
               Purchase of fixed assets                                      (15,653)       (139,777)
                                                                        ------------    ------------
                     Net cash used in investing activities                (1,715,653)       (139,777)
                                                                        ------------    ------------

          Cash Flows from Financing Activities:
                  Proceeds from loans related parties                      2,185,122              --
                  Payments on loans related parties                       (1,054,441)             --
                  Notes payable proceeds                                   1,314,801              --
                  Payments on notes payable                               (1,629,202)             --
                  Proceeds from shareholder advances                              --       1,306,004
                  Payments to shareholders                                        --        (148,450)

                                                                        ------------    ------------
                     Net cash provided by financing activities               816,280       1,157,554

          Net  Increase (Decrease) in Cash and Cash Equivalents           (1,880,772)          3,865
          Cash and Cash Equivalents, Beginning                             2,015,809           1,144

                                                                        ------------    ------------
          Cash and Cash Equivalents, Ending                             $    135,037    $      5,009
                                                                        ============    ============

          Non-Cash Operating, Investing and Financing Activities:
                  Preferred stock issued for the following:
          Investment in ITV                                               11,000,100              --
          Investment in iBill                                             19,415,624              --
          Acquisition through issuances of equity                                 --       3,096,000

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

THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO
THE THREE MONTHS ENDED JUNE, 2004

Results of Operations
---------------------

Service Revenues. Service revenues for the three month period ended June 30, 2005 was $1,638,690. As described above the Company discontinued its online auctions and radio sports talk show during 2004. Revenues for the three month period ended June 30, 2005 consisted entirely from the Company's subsidiary iBill.

Operating expenses. Operating expenses increased from $153,990 for the three months ended June 30, 2004 to $5,221,129 for the three months ended June 30, 2005. Included in operating expense for the three months ended June 30, 2005 was cost of revenue of $940,642. Cost of revenue consists of client payments for credit card processing, online checks, and telephone billing where the Company has credit risk and ultimate responsibility for the client transactions. Other items included in operating expense for the three months ended June 30, 2005 was sales, general and administrative of $2,942,476 and depreciation and amortization of $1,338,011.

Other income. Other income for the three months ended June 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services of $226,445 reduced by interest expense $443,968 from LOC and notes payable, and other income of $5,027,090. Other income of $5,027,090 includes $2,270,406 of processor reserves held by First Data Merchant Services for prior year services which the Company had previously set up an allowance for and a $2,756,684 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions.

Net Income (Loss). Net income increased from a loss of $835,016 for the three months ended June 30, 2004 to income of $1,221,128 for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE, 2004

Results of Operations
---------------------

Service revenues. Service revenues for the six month period ended June 30, 2005 was $4,350,450. As described above the Company discontinued its online auctions and radio sports talk show during 2004. Revenues for the six month period ended June 30, 2005 consisted entirely from the Company's subsidiary iBill.

Operating expenses. Operating expenses increased from $212,237 for the six months ended June 30, 2004 to $9,851,576 for the six months ended June 30, 2005. Included in operating expense for the six months ended June 30, 2005 was cost of revenue of $2,225,222. Cost of revenue consists of client payments for credit card processing, online checks, and telephone billing where the Company has credit risk and ultimate responsibility for the client transactions. Other items included in operating expense for the six months ended June 30, 2005 was sales, general and administrative of $5,644,967 and depreciation and amortization of $1,981,387.

Other income. Other income for the six months ended June 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services and overnight cash management interest income of $227,693 reduced by interest expense $682,093 from LOC and notes payable, and other income of $5,055,589. Other income of $5,055,589 includes $2,270,406 of processor reserves held by First Data Merchant Services for prior year services which the Company had previously set up an allowance for and a $2,785,183 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions.

Net Income (Loss). Net loss decreased from a loss of $904,257 for the six months ended June 30, 2004 to a loss of $888,504 for the six months ended June 30, 2005.

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

At June 30, 2005 the Company had cash of approximately $135,000 and a working capital deficit of $22,907,945. The Company currently believes that operating cash flows from its iBill operation, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements for the balance of 2005 However, the Company has past due obligations, including but not limited to Client payouts of approximately $19,273,000 less processor reserves of approximately $5,589,200, leaving a net deficit of client payouts of approximately $13,683,800. The Company requires additional financing to satisfy past due obligations.

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

                                          Interactive Brand Development, Inc.

November 21, 2005                         /s/ Steve Markley
                                          -----------------
                                          Steve Markley,
                                          Chief Executive Officer,
                                          Chief Financial Officer and Chairman
                                          of the Board of Directors
                                          (PRINCIPAL EXECUTIVE OFFICER and
                                           PRINCIPAL ACCOUNTING OFFICER)