Form 10QSB
period 2005-09-30
Interactive Brand Development Inc.
filed 2005-11-21
CIK 842927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 000-20958


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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.001 per share, at November 11, 2005, 101,915,628.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES


                                      INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (unaudited)

              Condensed Consolidated Balance Sheet at September 30, 2005 ......................    3

              Condensed Consolidated Statements of Operations for the three and
              nine months ended September 30, 2005 and 2004 ...................................    4

              Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2005 and 2004 ...............................................    5

              Notes to Condensed Consolidated Financial Statements ............................    6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .............................................   13

ITEM 3.       CONTROLS AND PROCEDURES .........................................................   17

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS ...............................................................   19

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .....................   20

ITEM 6.       EXHIBITS ........................................................................   21

SIGNATURES ....................................................................................   22

EXHIBIT INDEX .................................................................................   23


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                      SEPTEMBER 30,
                                                                                                          2005
                                                                                                     ---------------
ASSETS
Current assets:
  Cash and cash equivalents......................................................................    $       467,180
  Accounts receivable and processor reserves, net of allowance of $1,558,311.....................          7,871,790
  Prepaid assets and other current assets........................................................          1,027,706
                                                                                                     ---------------
Total current assets.............................................................................          9,366,676

Property, plant and equipment, net of accumulated depreciation of $1,334,528.....................          3,348,108
Cel art inventory................................................................................          6,848,950
Investment in PMG................................................................................         43,220,940
Investment in ITVN...............................................................................         12,800,000
Goodwill.........................................................................................         32,763,982
Intangible assets, net of accumulated amortization of $1,639,481.................................          8,767,199
Other noncurrent assets..........................................................................            478,152
                                                                                                     ---------------
Total assets.....................................................................................    $   117,594,007
                                                                                                     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........................................................    $     6,641,778
  Long-term debt, current portion................................................................          5,105,889
  Due to related parties.........................................................................          1,131,437
  Client payouts.................................................................................         18,361,221
                                                                                                     ---------------
Total current liabilities........................................................................         31,240,325

Long-term debt, net of current portion...........................................................         11,841,046
Other liabilities................................................................................          2,779,826
                                                                                                     ---------------
Total liabilities................................................................................         45,861,197

Shareholders' equity:
  Preferred D, $0.001 par value, 330,000 shares authorized, 231,000 shares issued and
     outstanding.................................................................................                231
  Preferred E, $0.001 par value, 35,000 shares authorized, 35,000 shares issued and
     outstanding.................................................................................                 35
  Preferred F, $0.001 par value, 87,000 shares authorized, 34,500 shares issued and
     outstanding.................................................................................                 35
  Preferred G, $0.001 par value, 45,000 shares authorized, 23,000 shares issued and
     outstanding.................................................................................                 23
  Preferred H, $0.001 par value, 4,000 shares authorized, 4,000 shares issued and outstanding....                  4
  Common stock, $0.001 par value, 400,000,000 shares authorized: 101,915,628 shares issued
     and outstanding.............................................................................            101,915
  Additional paid-in capital.....................................................................         78,460,845
  Accumulated deficit............................................................................         (6,830,278)
                                                                                                     ---------------
Total shareholders' equity.......................................................................         71,732,810
                                                                                                     ---------------
Total liabilities and shareholders' equity.......................................................    $   117,594,007
                                                                                                     ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ----------------------------    ----------------------------
                                                            2005             2004           2005            2004
                                                        ------------    ------------    ------------    ------------
Revenues:
  Service revenue ...................................   $  1,449,324    $         --    $  5,799,775    $         --
  Other fee revenue .................................         14,716              --          26,149              --
                                                        ------------    ------------    ------------    ------------
    Total revenue ...................................      1,464,040              --       5,825,924              --

Operating costs and expenses:
  Cost of revenue ...................................        839,046              --       3,064,270              --
  Selling, general and administrative ...............      3,140,365         346,319       8,785,332         550,470
  Depreciation and amortization .....................        937,510           4,043       2,918,897          12,129
                                                        ------------    ------------    ------------    ------------
    Total operating costs and expenses ..............      4,916,921         350,362      14,768,499         562,559
                                                        ------------    ------------    ------------    ------------
Operating loss ......................................     (3,452,881)       (350,362)     (8,942,575)       (562,599)

Other income:
  Interest income ...................................        141,443              --         373,097              --
  Interest expense ..................................       (449,762)             --      (1,135,816)             --
  Other income ......................................      2,196,180              --       7,251,769              --
                                                        ------------    ------------    ------------    ------------
    Total other income ..............................      1,887,861              --       6,489,050              --
                                                        ------------    ------------    ------------    ------------
Net loss from continuing operations .................     (1,565,020)       (350,362)     (2,453,525)       (562,599)
Loss from discontinued operations ...................             --        (610,121)             --      (1,298,141)
                                                        ------------    ------------    ------------    ------------
Net loss ............................................     (1,565,020)       (960,483)     (2,453,525)     (1,860,740)
Dividends on preferred stock ........................             --          (2,000)             --          (6,000)
                                                        ------------    ------------    ------------    ------------
Net loss applicable to common shares ................   $ (1,565,020)   $   (962,483)   $ (2,453,525)   $ (1,866,740)
                                                        ============    ============    ============    ============

Net loss per common share - basic and diluted:
  Net loss from continuing operations ...............   $      (0.02)   $      (0.02)   $      (0.04)   $      (0.04)
  Loss from discontinued operations .................             --           (0.04)             --           (0.08)
                                                        ------------    ------------    ------------    ------------
  Basic and diluted net loss per common share .......   $      (0.02)   $      (0.06)   $      (0.04)   $      (0.12)
                                                        ============    ============    ============    ============
Weighted average number of common shares outstanding:
  Basic and diluted .................................     99,577,295      15,672,425      69,764,918      15,515,425
                                                        ============    ============    ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ----------------------------

                                                                                     2005             2004
                                                                                 ------------    ------------
OPERATING ACTIVITIES
Net loss .....................................................................   $ (2,453,525)   $ (1,860,740)
Loss from discontinued operations ............................................             --       1,298,141
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ..............................................      2,918,897          12,129
  Stock issued for services and settlements ..................................      2,200,764              --
  Changes in operating assets and liabilities:
    Accounts receivable and processor reserves ...............................     11,732,475          (2,791)
    Prepaid assets and other assets ..........................................        237,809              --
    Accounts payable and accrued expenses ....................................         39,435         366,187
    Other liabilities ........................................................       (473,882)             --
    Client payouts ...........................................................    (17,363,065)             --
                                                                                 ------------    ------------
Cash used in continuing operations ...........................................     (3,161,092)       (187,074)
Cash used in discontinued operations .........................................             --      (1,793,467)
                                                                                 ------------    ------------
Cash used in operating activities ............................................     (3,161,092)     (1,980,541)

INVESTING ACTIVITIES
Purchase investment in ITVN ..................................................     (1,700,000)             --
Purchases of furniture and equipment .........................................        (17,764)       (159,288)
                                                                                 ------------    ------------
Cash used in investing activities ............................................     (1,717,764)       (159,288)

FINANCING ACTIVITIES
Proceeds from loans from related parties .....................................      2,088,073              --
Payments on loans from related parties .......................................     (1,054,441)             --
Proceeds from notes payable ..................................................      2,314,801              --
Payments on notes payable ....................................................     (1,802,313)             --
Proceeds from line of credit .................................................      1,229,107              --
Proceeds from sale of stock ..................................................        555,000              --
Proceeds from shareholders advances ..........................................             --       2,354,143
Payments to shareholders .....................................................             --        (160,723)
                                                                                 ------------    ------------
Cash provided by financing activities ........................................      3,330,227       2,193,420
                                                                                 ------------    ------------
Net increase (decrease) in cash and cash equivalents .........................     (1,548,629)         53,591
Cash and cash equivalents at beginning of period .............................      2,015,809           1,144
                                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................................   $    467,180    $     54,735
                                                                                 ============    ============

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Preferred stock issued for the following:
  Investment in ITVN .........................................................   $ 11,000,100    $         --
                                                                                 ============    ============
  Investment in iBill ........................................................   $ 19,415,624    $         --
                                                                                 ============    ============
  Acquisition through issuances of equity ....................................   $         --    $  3,096,000
                                                                                 ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Interactive Brand Development Inc. (the Company or IBD) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10KSB/A filed with the Securities and Exchange Commission (SEC) for the period ended December 31, 2004.

ORGANIZATION

         IBD was engaged in online auctions, a sports talk show on two radio stations, and classic animation art libraries until the fourth quarter of 2004 when the Company revised its business plan to focus on building a presence as a marketing and media holding company in the adult entertainment industry. In connection with the Company's revised business plan at December 31, 2004, the Company discontinued operations of its online auctions and sports talk show. The Company's operations in 2005 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiary Internet Billing Company, LLC (iBill).

         The Company's service offerings consist of credit card processing, online check processing, and telephone billing processing.

o Credit card processing provides payment services to merchants that sell goods and services through the Internet, and as an intermediary "aggregator" in that it aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.

o Online check processing provides payment services to merchants that sell services through the Internet. iBill's Web Merchants offer consumers the ability to pay by authorizing a direct debit, via the Automated Clearing House System, (referred to as ACH) to the consumer's checking account.

o Telephone billing provides payment services to merchants that sell services through the Internet. iBill's Web Merchants offer consumers the ability to pay by authorizing a charge to be made on their telephone bill for their internet purchase.

         In 2005, iBill changed operations management personnel, and the Company has initiated certain business practices to strengthen and improve the iBill business. Such initiatives include providing greater payment processing flexibility to iBill's clients through the introduction of debit card processing and concentrating a majority of iBill's credit card and debit card transaction processing through one third party vendor in order to minimize fees. In addition, the Company is pursuing various financing sources, in the form of both equity and debt, to further solidify the Company's financial position. The Company believes that the processing arrangements with the new domestic payment processing vendors as well as new business opportunities being pursued by the Company should enable the Company to continue to make the payouts to its clients, and to eventually reduce accrued payouts outstanding. The Company also believes that these initiatives and actions being taken to improve its operations and financial condition should enable the Company to continue as a going concern. There can be no assurances, however, that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

         The Company made several strategic investments in connection with its revised business plan. These investments include:

o A 34.7% equity interest in Penthouse Media Group, Inc., an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

o On March 31, 2005 the Company purchased a minority interest in Interactive Television Networks, Inc., formerly XTV, Inc. Interactive Television Networks (ITVN) is an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less. At September 30, 2005, the Company maintained cash balances in excess of the maximum amount insured by the Federal Deposit Insurance Corporation. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

ACCOUNTS RECEIVABLE AND PROCESSOR RESERVES

         The Company's accounts receivables primarily represent amounts owed by credit card and other payment processors for the gross value of the transactions processed on behalf of the Company's clients. The credit card and other payment processors are all high credit quality financial institutions. Concentrations of credit risk related to credit card payments are limited to the processors who remit the cash to the Company along with the Company's allocable share of fees. Reserves held by processors represent amounts withheld by the Company's credit card and other payment processors as a general reserve held on the Company as a whole, in addition to reserves held against future chargeback's and other credits. The various payment processors establish the reserve levels, which generally cover a six-month trailing period and are based on a percentage of the gross value of the transaction processed. Reserves are released or increased by the payment processors depending on the volume of business transacted and other criteria. The Company will receive the total amount of reserves withheld by payment processors within six months of the date on which an amount is initially withheld.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company's accounts receivables primarily represent amounts due from credit card and other payment processors. The Company recognizes bad debt expense on receivables through an allowance account using estimates based on past experience, and writes off trade receivables against the allowance account when the Company believes it has exhausted all available means of collection.

GOODWILL AND OTHER INTANGIBLE ASSETS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. On January 21, 2005, the Company purchased iBill. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their estimated fair values on the date of the acquisition. Such estimated values are subject to change based on the resolution of certain contingencies and the completion of independent appraisals.

CURRENT AND DEFERRED CLIENT PAYOUTS

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

REVENUE RECOGNITION

         The Company's service revenues primarily represent service fees charged to its clients that are based on a percentage of the gross value of the transactions processed (less any refunds or credits) by the Company on its clients' behalf. The Company manages the collection process for the gross amount of the transactions processed on its clients' websites, but the Company is not responsible for fulfilling the obligation of the transaction and does not have any credit risk associated with the end consumer. In determining our revenue reporting the Company follows the requirements of FASB's Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. The Company has concluded that it should report revenue net for the fee earned in the transactions processed because of the near absence of gross reporting indicators and the presence of persuasive net reporting indicators as specified in EITF No. 99-19. The webmaster, and not the Company, is the primary obligor to the customer, a strong indicator that revenue should be reported net. The Company has no fulfillment or customer service role with respect to delivery of the products ordered or their acceptability. The Company has no latitude or control over the prices charged to the customers and earns a fixed amount from each transaction. The sole indicator of gross reporting is that the Company assumes credit risk for the amounts billed on customer credit cards and that risk is mitigated by controls in place that allow the webmaster to provide access to the product ordered only after approval of the credit card charge, delayed remittance of sale proceeds to the webmaster and the 10% hold-back reserves held for a six-month period. The Company recognizes service fee revenue when the transactions are processed and approved by the credit card and other payment processors. The Company's other revenues primarily represent additional fees charged to its clients for chargebacks and other processing costs.

INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

NET LOSS PER SHARE

         Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the three and nine months ended September 30, 2005 and 2004, because all such securities were antidilutive.

RECLASSIFICATIONS

         Certain amounts in prior year condensed consolidated financial statements shave been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

STOCK-BASED COMPENSATION

         In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the SEC adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there will be no effect upon implementation.

3. ACCOUNTS RECEIVABLE AND PROCESSOR RESERVES

         As of September 30, 2005, accounts receivable and processor reserves consisted of the following:

         Accounts receivable................................... $  2,543,240
         Processor reserves....................................    5,328,550
                                                                ------------
         Total................................................. $  7,871,790
                                                                ============

4. LONG-TERM DEBT

         As of September 30, 2005, long-term debt consisted of the following:

10% Convertible Notes......................................... $    9,525,000
Notes payable.................................................      5,458,981
Line of credit................................................      1,962,954
                                                               --------------
Total long-term debt..........................................     16,946,935
Less: current maturities......................................     (5,105,889)
                                                               --------------
Total long-term debt, net of current portion.................. $   11,841,046
                                                               ==============

10% CONVERTIBLE NOTES

         In 2004, The Company issued an aggregate of $9,525,000 of 10% Convertible Notes (10% Notes) to 18 investors (the Note Holders), none of whom were previously affiliated with the Company. The Note Holders also received warrants to purchase 3,175,000 additional shares of common stock at an exercise price of $3.00 per share. Interest is payable semi-annually on June 30th and December 31st, at the rate of 10% per annum, payable at the option of the Company of either 100% in cash or 50% in cash and the balance in common stock. The 10% Notes are convertible, at the option of the holder, into common stock at the lesser of $3.00 (Floor Price) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the 10% Notes conversion price is less than the Floor Price, the Note Holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. The 10% Notes are secured by (i) a lien on the assets of iBill subordinated to the lien granted to holders of the Series F Preferred Stock, and
(ii) the pledge by the Company of a portion (pro rated with the Series F Senior Preferred Stock) of its 34.7% equity interest in PMG. The 10% Notes convert to a maximum of 19,050,000 shares of common stock plus any unpaid interest or accrued stock.

NOTES PAYABLE

         The notes payable amount of $5,458,981 is comprised of Client Settlement Notes (Client Notes) of $4,632,092 and a revolving promissory note of $826,889.

         During the second quarter of 2005, the Company issued to various iBill clients convertible notes payable. The Client Notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in two equal installments at March 29, 2006 and March 29, 2007. The Client Notes are convertible into secured convertible notes at the election of the Company at any time following ninety
(90) days from the execution of the note.

         On July 14, 2005, IBD's wholly-owned subsidiary, iBill entered into a credit and security agreement with Takeley Investments Ltd. (Takeley). Pursuant to the agreement, Takeley loaned iBill $1,000,000 pursuant to a revolving promissory note, of which $826,889 is outstanding as of September 30, 2005. The Note bears interest at 15% per annum and is due November 30, 2005.

         As security for the loan, IBD and its wholly-owned subsidiary, Media Billing LLC (Media Billing) has guaranteed the repayment of the Note. Pursuant to the guarantees, IBD and Media Billing have entered into security agreements with Takeley which provide Takeley with a security interest in IBD's and Media Billing's inventory, equipment, property and other collateral.

         As additional consideration for entering into the credit and security agreement, IBD issued Takeley a common stock purchase warrant to purchase 1,000,000 shares of common stock of IBD, exercisable at $0.33 per share at any time prior to July 14, 2010. Takeley has been provided with "piggy back" registration rights covering the shares of common stock issuable upon exercise of the warrant. The warrant issued to Takeley was issued pursuant to an exemption from registration under the 1933 Securities Act provided by Section 4(2). The warrant contains a legend restricting its transferability absent registration or applicable exemption. Takeley is an accredited investor and had access to information concerning IBD at the time of the loan.


LINE OF CREDIT

         On December 31, 2004, the Company's wholly-owned subsidiary, iBill, obtained a letter of credit (LOC) from IIG Trade Opportunities Fund (IIG) in the amount of $2.1 million to be used for working capital. As of September 30, 2005, the Company had drawn $1,962,954 on the LOC. The Company has paid $271,070 as fees and interest related to this LOC. As discussed further in Note 8, the Company amended its LOC with IIG increasing the amount to $6 million.

5. RELATED PARTY TRANSACTIONS

         The amount due to stockholders at September 30, 2005 was approximately $965,000. These amounts represented advances from shareholders and corporate expenses paid personally by officers and shareholders. The amount due to related parties at September 30, 2005 was approximately $165,000.


6. ACQUISITION OF IBILL

         On July 21, 2004, PHSL Worldwide, Inc. (PHSL) and IBD, entered into an agreement whereby IBD would acquire all of the membership interests in Media Billing, LLC, which owns 100% of the equity interests in iBill from PHSL in exchange for 330,000 shares of IBD's Series D convertible preferred stock, the conversion of which would result in PHSL owning 49.9% of IBD's fully diluted common stock outstanding. The transaction closed January 21, 2005. Approximately $32.8 million, $5.5 million, $3.2 million, $1.6 million and $0.1 million of the purchase price was allocated to goodwill, patents (7.5-year useful life), customer base (2.5-year useful life), trade name (indefinite useful life) and domain names (7.5-year useful life), respectively. The primary reason for the acquisition was the Company's decision in 2004 to revise its business plan to focus on building a presence as a marketing and media holding company in the adult entertainment industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the condensed consolidated statement of operations beginning from January 1, 2005, the date when the Company assumed control.

7. COMPREHENSIVE LOSS

         SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company's results of operations were the sole component of comprehensive loss for the three and nine months ended
September 30, 2005 and 2004.


8. SUBSEQUENT EVENT

         In November 2005, IBD amended the LOC with IIG increasing the amount available to be borrowed to $6 million. There were no modifications to the terms of the original LOC. The LOC is collateralized by assets of IBD and iBill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Management's discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

o Overview. This section provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

o Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this discussion and analysis are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

o Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the FASB and the effect of those pronouncements.

o Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2005 relative to the comparative prior year period presented in the accompanying condensed consolidated statements of operations.

o Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt as of September 30, 2005.

o Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.

ORGANIZATION

         IBD was engaged in online auctions, a sports talk show on two radio stations, and classic animation art libraries until the fourth quarter of 2004 when we revised our business plan to focus on building a presence as a marketing and media holding company in the adult entertainment industry. In connection with our revised business plan at December 31, 2004, we discontinued operations of our online auctions and sports talk show. Our operations in 2005 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through our wholly owned subsidiary iBill.

         Our service offerings consist of credit card processing, online check processing, and telephone billing processing.

o Credit card processing provides payment services to merchants that sell goods and services through the Internet, and as an intermediary "aggregator" in that it aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.

o Online check processing provides payment services to merchants that sell services through the Internet. iBill's Web Merchants offer consumers the ability to pay by authorizing a direct debit, via the Automated Clearing House System, (referred to as ACH) to the consumer's checking account.

o Telephone billing provides payment services to merchants that sell services through the Internet. iBill's Web Merchants offer consumers the ability to pay by authorizing a charge to be made on their telephone bill for their internet purchase.

         In 2005, iBill changed operations management personnel, and the Company has initiated certain business practices to strengthen and improve the iBill business. Such initiatives include providing greater payment processing flexibility to iBill's clients through the introduction of debit card processing and concentrating a majority of iBill's credit card and debit card transaction processing through one third party vendor in order to minimize fees. In addition, the Company is pursuing various financing sources, in the form of both equity and debt, to further solidify the Company's financial position. The Company believes that the processing arrangements with the new domestic payment processing vendors as well as new business opportunities being pursued by the Company should enable the Company to continue to make the payouts to its clients, and to eventually reduce accrued payouts outstanding. The Company also believes that these initiatives and actions being taken to improve its operations and financial condition should enable the Company to continue as a going concern. There can be no assurances, however, that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

         We made several strategic investments in connection with our revised business plan. These investments include:

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

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "will," "estimates," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and our other filings with the SEC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         REVENUES. Revenues for the three months ended September 30, 2005 were $1,464,040. As described above we discontinued our online auctions and radio sports talk show during 2004. Revenues for the three months ended September 30, 2005 consisted primarily from our wholly owned subsidiary iBill.

         OPERATING EXPENSES. Operating expenses increased from $350,362 for the three months ended September 30, 2004 to $4,916,921 for the three months ended September 30, 2005. Included in operating expenses for the three months ended September 30, 2005 was cost of revenue of $839,046. Cost of revenue consists of fees charged by the companies and banks that process credit card, online check and telephone billing transactions. Other items included in operating expense for the three months ended September 30, 2005 was sales, general and administrative of $3,140,365 and depreciation and amortization of $937,510.

         OTHER INCOME. Other income for the three months ended September 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services of $141,443 and other income of $2,196,180, partially offset by interest expense $449,762 from LOC and notes payable. Other income of $2,196,180 was comprised of processor reserves held by First Data Merchant Services for prior year services which we had previously set up an allowance for.

         NET LOSS. Net loss increased from $962,483 for the three months ended September 30, 2004 to $1,565,020 for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         REVENUES. Revenues for the nine months ended September 30, 2005 were $5,825,924. As described above we discontinued our online auctions and radio sports talk show during 2004. Revenues for the nine months ended September 30, 2005 consisted primarily from our wholly owned subsidiary iBill.

         OPERATING EXPENSES. Operating expenses increased from $562,559 for the nine months ended September 30, 2004 to $14,768,499 for the nine months ended September 30, 2005. Included in operating expense for the nine months ended September 30, 2005 was cost of revenue of $3,064,270. Cost of revenue consists of fees charged by the companies and banks that process credit card, online check and telephone billing transactions. Other items included in operating expense for the nine months ended September 30, 2005 was sales, general and administrative of $8,785,332 and depreciation and amortization of $2,918,897.

         OTHER INCOME. Other income for the nine months ended September 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services and overnight cash management interest income of $373,097 and other income of $7,251,769, partially offset by interest expense $1,135,816 from LOC and notes payable. Other income of $7,251,769 includes $4,466,586 of processor reserves held by First Data Merchant Services for prior year services which we had previously set up an allowance for and a $2,785,183 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions.

         NET LOSS. Net loss increased from a loss of $1,866,740 for the nine months ended September 30, 2004 to $2,453,525 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION ON LIQUIDITY AND CAPITAL RESOURCES

         The financial statements for 2004 reflect management's decision to discharge the assets, certain liabilities and businesses of IBD. Accordingly, the corresponding assets and liabilities of IBD have been classified as assets and liabilities of discontinued operations and the operating results have been classified as loss from discontinued operations.

         We only operated the IbidUSA.com in 2004 as a discontinued operation until its licensing agreement was completed in 2005. We intend to fund our obligations from operating our iBill subsidiary and continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional short-term financing or the sale of our securities.

         At September 30, 2005 we had cash of $467,180 and a working capital deficit of $21,873,649. We currently believe that operating cash flows from our iBill operation, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements for the remainder of 2005. However, we have past due obligations, including but not limited to client payouts of $18,361,221 less processor reserves of $5,328,550, leaving a net deficit of client payouts of $13,032,671. We require additional financing to satisfy past due obligations. Presently, we do not have any material capital expenditure commitments for the remainder of 2005 and 2006.

         We have adopted objectives of improving liquidity and sustaining profitability by implementing the following:

o A program of settling debt obligations by issuing interest bearing notes with a 2-year term note; to date the Company has settled approximately $9 million with notes and cash settlements;

o Maintaining service levels for existing clients above expectations to promote recurring and incremental revenues from these clients;

o Development of new payment processing products utilizing a fee-based service model with the potential for additional revenues from selling these programs to the end user;

o Teaming with other product and service providers in the adult entertainment industry in order to develop new revenue streams;

o        Providing strategic marketing services to clients;

o Settling remaining outstanding obligations at a discount with payments to be made over time;

o        Continued review of all expenditures in order to minimize costs; and

o        Raising additional equity capital as necessary.

         We believe that the results of operations from iBill will improve as we regain lost customers and increase operating efficiencies. However, we must obtain additional financing to facilitate our expansion of the iBill operations. In the absence of financing we may be unable to satisfy past due obligations.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CONTRACTUAL OBLIGATIONS

         The following table reflects our notes payable as of September 30, 2005 (in thousands):

                                                                          PAYMENTS DUE BY PERIOD
                                                     -------------------------------------------------------------
                                                                  LESS THAN        2-3          4-5         AFTER
                                                       TOTAL       1 YEAR         YEARS        YEARS       5 YEARS
                                                     --------     --------      --------     --------     --------
Long-term debt obligations.....................      $ 16,947     $  5,106      $  2,316     $  9,525     $     --
                                                     ========     ========      ========     ========     ========

CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 3.           CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.

         In connection with the review of our condensed consolidated financial statements for the three months ended September 30, 2005, we discovered certain significant internal control deficiencies that we consider to be reportable conditions and material weaknesses. These consist of inadequate communication and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters; failure to address and properly account for certain complex transactions; and lack of policy and procedure to adequately store and retrieve material information.

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

CHANGES IN INTERNAL CONTROLS

         During the three months ended September 30, 2005, the Company hired a Chief Financial Officer (incorporated by reference to Form 8-K dated September 16, 2005) as well as additional accounting staff members.

         No other changes in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

         Currently, the Company is continuing its negotiations with Castlerigg to resolve this matter.

         Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. The amount of damages sought ranges from $1.1 million as the largest individual client to an estimated aggregate amount of up to $4.0 million. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. At September 30, 2005, we have negotiated $9,404,225 in 571 settlements, with $1,586,083 pursuant to 98 settlements occurring in the third quarter of 2005. There can be no guarantee that all of the plaintiffs will agree to settlements.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2005 and subsequent period up to the date of this report, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been previously reported.

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

         As additional consideration for entering into a credit and security agreement, Interactive Brand Development, Inc. issued Takeley Investments Ltd. a common stock purchase warrant to purchase 1,000,000 shares of common stock of Interactive Brand Development, Inc., exercisable at $0.33 per share at any time prior to July 14, 2010. Takeley Investments Ltd. has been provided with "piggy back" registration rights covering the shares of common stock issuable upon exercise of the warrants. The warrant issued to Takeley Investments Ltd. was issued pursuant to an exemption from registration under the Securities Act provided by Section 4(2). The warrant contains a legend restricting its transferability absent registration or applicable exemption. Takeley Investments Ltd. is an accredited investor and had access to information concerning Interactive Brand Development, Inc. at the time of the loan.

ITEM 6.  EXHIBITS

The following exhibits are included herewith:

31.1 Certification of Steve Markley, Chief Executive Officer of Interactive Brand Development, Inc., as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Jeff Yesner, Chief Financial Officer of Interactive Brand Development, Inc., as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Steve Markley, Chief Executive Officer of Interactive Brand Development, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Jeff Yesner, Chief Financial Officer of Interactive Brand Development, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTERACTIVE BRAND DEVELOPMENT, INC.



Dated: November 21, 2005                  By: /s/ Steve Markley
                                              ----------------------------------
                                          Steve Markley
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer


Dated: November 21, 2005                  By: /s/ Jeff Yesner
                                              ----------------------------------
                                          Jeff Yesner
                                          Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION
----------
31.1 Certification of Steve Markley, Chief Executive Officer of Interactive Brand Development, Inc., as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Jeff Yesner, Chief Financial Officer of Interactive Brand Development, Inc., as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Steve Markley, Chief Executive Officer of Interactive Brand Development, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Jeff Yesner, Chief Financial Officer of Interactive Brand Development, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.