Form 10QSB/A
period 2005-09-30
Interactive Brand Development Inc.
filed 2005-11-23
CIK 842927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


                                      INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (unaudited)

              Condensed Consolidated Balance Sheet at September 30, 2005 ......................    3

              Condensed Consolidated Statements of Operations for the three and
              nine months ended September 30, 2005 and 2004 ...................................    4

              Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2005 and 2004 ...............................................    5

              Notes to Condensed Consolidated Financial Statements ............................    6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .............................................   13

ITEM 3.       CONTROLS AND PROCEDURES .........................................................   17

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS ...............................................................   19

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .....................   20

ITEM 5.       OTHER IMFORMATION ...............................................................   21

ITEM 6.       EXHIBITS ........................................................................   21

SIGNATURES ....................................................................................   22

EXHIBIT INDEX .................................................................................   23


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

RECLASSIFICATIONS

         Certain amounts in prior year condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements.

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

ITEM 5.  OTHER IMFORMATION

         The Company is currently negotiating an increase in its LOC. To date, the lender has not agreed to any such increase and there is no guarantee that it will agree to any such increase.

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


                                          INTERACTIVE BRAND DEVELOPMENT, INC.



Dated: November 23, 2005                  By: /s/ Steve Markley
                                              ----------------------------------
                                          Steve Markley
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer


Dated: November 23, 2005                  By: /s/ Jeff Yesner
                                              ----------------------------------
                                          Jeff Yesner
                                          Chief Financial Officer

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