Form 10KSB/A
period 2004-12-31
Interactive Brand Development Inc.
filed 2006-04-17
CIK 842927

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

ITEM 1:  DESCRIPTION OF THE BUSINESS

RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, we engaged an independent third party firm to review our current valuations of the convertible notes and Series D, E, F, G and H preferred stocks issued in connection with the acquisition of Internet Billing Company LLC and the investments in Penthouse Media Group, Inc. and Interactive Television Networks, Inc. Based on the results of the valuation project, we have restated our 2004 consolidated financial statements to revise the initial estimated value proscribed to the 10% convertible notes and Series E, F and G Preferred Stocks. These changes affect the balance sheet, statement of shareholders' equity and the statement of cash flows. See the footnotes to the consolidated financial statements for additional details.

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

In April 2004, we acquired Foster Sports, Inc. a company that primarily broadcasts a sports talk show on two radio stations in South and Central Florida. In November 2004 the Company elected to divest its ownership interest in Foster Sports. The transaction was accounted for as discontinued operations

On October 2004, we purchased 347,138 shares of class B non-voting stock which represents a 34.7% nonvoting interest in Penthouse Media Group. The investment was financed through a private placement of 35,000 shares of Series E Convertible Preferred for net proceeds of $3,500,000, 34,500 shares of Series 10% Cumulative Convertible Preferred F for net proceed of $3,450,000, 10% Convertible Subordinated Secured Notes for net proceeds of $9,525,000 and the issuance of 45,000 shares of Series G Convertible Preferred Stock. The Series E and Series F preferred stocks have been classified as long-term debt. Due to embedded conversion features, we have bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and any changes in the fair value will be charged or credited to income on a quarterly basis. The Company recorded its investment at $22,214,945.

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

On October 19, 2004, the Company purchased 347,138 Class B shares of PMG (formerly, General Media, Inc.), representing a nonvoting equity interest of approximately 34.7%. PMG is a brand driven global entertainment business founded by Robert C. Guccione in 1965 whose flagship PENTHOUSE TM brand is one of the most recognized consumer brands in the world and is widely identified with premium entertainment for adult audiences. PMG caters to men's' interests through various trademarked publications, movies, the Internet, location based live entertainment clubs and consumer product licenses.

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

Net cash used by investing activities was $ 9,529,000 during 2004, compared to net cash used of $887 during 2003, the amount used to purchase fixed assets. The Company used $16,475,000 provided by the issuance of 10% convertible notes and Series E and F preferred stock in conjunction with other stock issuances to acquire it's investment in PMG.

Net cash provide by financing activities was $11,634,457 in 2004 compared cash used of $15,956 during 2003. This was the result of the payment on notes payable of $15,956 in 2003. The Company issued $9,525,000 in 10% convertible notes, $3,500,000 in Series E preferred stock and $3,450,000 in Series F preferred stock in order to raise the needed capital to purchase its investment in PMG. Other borrowings were used to support continuing operations.

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

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND THIS MAY CONTINUE TO BE THE CASE.

Our expenses are currently greater than our revenues. At December 31, 2004 our company had an accumulated deficit of $4,376,753 and posted a net loss of $464,768 in fiscal year 2003. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

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

During 2005, management addressed certain of the material weaknesses above. See the "Changes in Internal Controls" section below for details.

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

CHANGES IN INTERNAL CONTROLS

During 2005, we hired a Chief Financial Officer and additional accounting staff to mitigate the inadequate communication and supervision relating to the untimely identification and resolution of accounting and disclosure matters. During 2005, we engaged an independent valuation firm to assess the values recorded for our acquisition of iBill and our investments in PMG and ITVN and the securities issued in connection with these complex transactions.

Except for the changes that occurred subsequent to the period covered by this report, no other changes in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                          INTERACTIVE BRAND DEVELOPMENT, INC.

                                          By /s/ Steven Markley
                                          ---------------------
                                          Chief Executive Officer
                                          and Principal Financial Officer
                                          Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934,

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                     TITLE                            DATE
---------                     -----                            ----

/s/ Steve Markley             Chief Executive Officer,         April 17, 2006
-----------------------       Secretary/Treasurer, Principal
Steve Markley                 Financial Officer, Director


/s/ Gary Spaniak Jr.          President, Director              April 17, 2006
-----------------------
Gary Spaniak Jr.


/s/ Steve Robinson            Director                         April 17, 2006
-----------------------
Steve Robinson


/s/ Gilbert Singerman         Director                         April 17, 2006
-----------------------
Gilbert Singerman


                              Director
-----------------------
Robert Dolin

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

Jewett, Schwartz, & Associates

Hollywood, Florida
April 11, 2005

                          INTERACTIVE BRAND DEVELOPMENT
                           CONSOLIDATED BALANCE SHEET

                                                                                                DECEMBER 31,
                                                                                                   2004
                                                                                               ------------
                                                                                              (AS RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $         --
  Accounts receivable                                                                                   452
                                                                                               ------------

Total current assets                                                                                    452

Property, plant and equipment, net of accumulated depreciation of $56,116                            26,593
Investment in cel art                                                                             6,848,950
Investment in Penthouse Media Group, Inc.                                                        22,214,945
Prepaid acquisition costs                                                                             4,000
Patents                                                                                              12,500
                                                                                               ------------
Total assets                                                                                   $ 29,107,440
                                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                        $    148,706
  Notes payable - related party                                                                   1,048,248
  Due to affiliate                                                                                  593,525
  Accrued payroll and related liabilities                                                           432,400
                                                                                               ------------
Total current liabilities                                                                         2,222,879

Long-term debt, net of current portion                                                            9,784,457
Convertible features of financial instruments                                                     5,775,141
Other liabilities                                                                                   475,000
                                                                                               ------------
Total liabilities                                                                                18,257,477

Commitments and contingencies:

Shareholders' equity:
  Preferred C, $0.001 par value, 45,000 shares authorized, 10,000 shares issued and                      10
  outstanding
  Preferred G, $0.001 par value, 45,000 shares authorized, 45,000 shares issued and                      45
  outstanding
  Common stock, $0.001 par value, 30,000,000 shares authorized: 28,312,569 shares issued and
    outstanding                                                                                      28,312
  Additional paid-in capital - stock                                                             14,282,947
  Additional paid-in capital - warrants                                                             915,402
  Accumulated deficit                                                                            (4,376,753)
                                                                                               ------------
Total shareholders' equity                                                                       10,849,963
                                                                                               ------------
Total liabilities and shareholders' equity                                                     $ 29,107,440
                                                                                               ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          INTERACTIVE BRAND DEVELOPMENT
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2004            2003
                                                                     ------------    ------------
Revenues:
Cel Art Sales                                                        $         --    $     52,250
Other                                                                          --          (5,883)
                                                                     ------------    ------------
Total Revenue                                                                  --          46,367

Operating expenses:
Cost of sales                                                                  --          22,500
Selling, general and administrative                                     1,153,610         161,464
Depreciation and amortization                                              16,172          16,196
                                                                     ------------    ------------

Total operating expenses                                                1,169,782         177,660
                                                                     ------------    ------------
Operating loss                                                         (1,169,782)       (131,293)

Other income (expense):
Loss on disposal of fixed assets                                          (42,860)             --
Interest expense                                                          (92,893)           (361)
                                                                     ------------    ------------
Total other expense                                                      (135,753)           (361)
                                                                     ------------    ------------
Net operating loss                                                     (1,305,535)       (131,654)

Income taxes                                                                   --              --
                                                                     ------------    ------------

Net loss from continuing operations                                    (1,305,535)       (131,654)
                                                                     ------------    ------------

Discontinued operations, net of income tax
Loss on disposal of discontinued operations,                             (657,885)             --
Loss from operations for discontinued Foster Sports & Ibid Auction     (1,494,958)       (333,114)
                                                                     ------------    ------------

Loss from discontinued operations                                      (2,152,843)       (333,114)
                                                                     ------------    ------------
Net loss                                                               (3,458,378)       (464,768)

Dividends on preferred stock                                               (6,000)         (8,000)
                                                                     ------------    ------------

Net loss applicable to common stock                                  $ (3,464,378)   $   (472,768)
                                                                     ============    ============

Basic and diluted earnings (loss) per common share:
Continuing operations                                                       (0.07)          (0.01)
Discontinued operations                                                     (0.12)          (0.02)
                                                                     ------------    ------------

Total                                                                $      (0.19)   $      (0.03)
                                                                     ============    ============

Weighted average number shares outstanding - basic and diluted         18,023,018      15,192,425
                                                                     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(AS RESTATED)                                                        Preferred Stock
                                            -----------------------------------------------------------------
                                                  Series B               Series C              Series G
                                            -------------------     ------------------     ------------------
                                             Shares      Amoun       Share      Amount     Shares     Amount
                                            -------     -------     -------    -------     -------    -------
BALANCE DECEMBER 31, 2002                     1,000     $   100      10,000    $ 1,000          --    $    --
Reclassification of preferred stock to
   paid-in-capital                               --         (99)         --       (990)         --         --
Net loss                                         --          --          --         --          --         --
                                            -------     -------     -------    -------     -------    -------
BALANCE DECEMBER 31, 2003                        --          --      10,000         10          --         --
Purchase of Foster Sports, Inc.                  --          --          --         --          --         --
Stock issued for services                        --          --          --         --          --         --
Stock issued for mergers and acquisition
   (M&A) work                                    --          --          --         --          --         --
Stock issued for cel art @ $0.45                 --          --          --         --          --         --
Conversion of Series B into Common Stock
                                             (1,000)         (1)         --         --          --         --
Record purchase of Penthouse Media Group
   (PMG), net of acquisition costs               --          --          --         --      45,000         45
Foster Sports, Inc. adjustment                   --          --          --         --          --         --
Net loss                                         --          --          --         --          --         --
                                            -------     -------     -------    -------     -------    -------
BALANCE DECEMBER 31, 2004                        --     $    --      10,000    $    10      45,000    $    45
                                            =======     =======     =======    =======     =======    =======








              The accompanying notes are an integral part of these
                       consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


(AS RESTATED)                                                              Additional
                                           Common Stock                  Paid-in-Capital
                                   ----------------------------    ----------------------------     Retained
                                      Shares          Amount          Stock          Warrants       Earnings          Total
                                   ------------    ------------    ------------    ------------   ------------    ------------
BALANCE DECEMBER 31, 2002            15,192,425    $     15,192    $  6,088,038    $         --   $   (453,607)   $  5,650,723
Reclassification of preferred
   stock to paid-in-capital                  --              --           1,089              --             --              --
Net loss                                     --              --              --              --       (464,768)       (464,768)
                                   ------------    ------------    ------------    ------------   ------------    ------------
BALANCE DECEMBER 31, 2003            15,192,425          15,192       6,089,127              --       (918,375)      5,185,955
Purchase of Foster Sports, Inc.         480,000             480       3,095,520              --             --       3,096,000
Stock issued for services             2,162,124           2,162         272,168              --             --         274,330
Stock issued for mergers and
   acquisition (M&A) work             4,000,000           4,000              --              --             --           4,000
Stock issued for cel art @ $0.45      6,700,000           6,700       3,008,300              --             --       3,015,000
Conversion of Series B into
   Common Stock                         198,020             198            (197)             --             --              --
Record purchase PMG, net of
   acquisition costs                         --              --       4,526,609         915,402             --       5,442,056
Foster Sports, Inc. adjustment .       (420,000)           (420)     (2,708,580)             --             --      (2,709,000)
Net loss                                     --              --              --              --     (3,458,378)     (3,458,378)
                                   ------------    ------------    ------------    ------------   ------------    ------------
BALANCE DECEMBER 31, 2004            28,312,569    $     28,312    $ 14,282,947    $    915,402   $ (4,376,753)   $ 10,849,963
                                   ============    ============    ============    ============   ============    ============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   2004             2003
                                                                               ------------     ------------
                                                                               (As restated)
Operating activities
Net loss                                                                       $ (3,458,378)    $   (464,768)
Loss from discontinued operations                                                 2,152,843               --
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      16,172           16,196
  Net impairment loss from discontinued operations                                  468,410               --
  Stock issued for services and settlements                                         278,330               --
  Changes in operating assets and liabilities:
    Accounts receivable and processor reserves                                       22,772          137,779
    Other assets                                                                         --           22,500
    Accounts payable and accrued expenses                                           566,093          184,236
                                                                               ------------     ------------
Cash provided by (used in) continuing operations                                     46,242         (104,057)
Cash used in discontinued operations                                             (2,152,843)              --
                                                                               ------------     ------------
Cash used in operating activities                                                (2,106,601)        (104,057)

Investing activities
Acquisition of PMG                                                              (16,475,000)              --
Prepaid acquisition costs                                                            (4,000)              --
Prepaid acquisition costs                                                                --             (887)
                                                                               ------------     ------------
Cash used in investing activities                                               (16,479,000)            (887)

Financing activities
Proceeds from notes payable                                                         750,000               --
Payments on notes payable                                                          (275,000)              --
Proceeds from loans from related parties                                          1,048,248               --
Proceeds from convertible notes                                                   9,525,000           20,000
Proceeds from sale of stock                                                       6,950,000          183,632
Proceeds from shareholders advances                                                 586,209          (82,799)
Repayments on notes payable - related party                                              --         (120,833)
Principal payment of notes payable                                                       --          (15,956)
                                                                               ------------     ------------
Cash provided by (used in) financing activities                                  18,584,457          (15,956)
                                                                               ------------     ------------
Net increase (decrease) in cash and cash equivalents                                 (1,144)        (120,900)
Cash and cash equivalents at beginning of period                                      1,144          122,014
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $         --     $      1,144
                                                                               ============     ============
Non-cash operating, investing and financing activities:
Preferred stock issued for the following:
  Stock issued for services                                                    $    278,330     $         --
                                                                               ============     ============
  Stock issued for cel art                                                     $  3,015,000     $         --
                                                                               ============     ============
  Stock issued for the acquisition of PMG                                      $  5,739,944     $  3,096,000
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

The Company reports its investment in PMG under the cost method of accounting. Accordingly, the investment in PMG is reflected on the consolidated balance sheet at its initial cost, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized changes in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment, unless circumstances or events arise that would indicate the investment might be impaired. Based on the 2004 annual impairment test, the Company determined that no impairment charge was needed for the PMG investment.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, the Company engaged an independent third party firm to review its current valuation of the convertible notes and Series D, E, F, G and H Preferred Stocks issued in connection with the acquisition of iBill and the investments in PMG and ITW. Based on the results of the valuation project, the Company has restated its 2004 consolidated financial statements to revise the initial estimated value proscribed to the 10% convertible notes and Series E, F and G Preferred Stocks. These changes affect the balance sheet, statement of shareholders' equity and the statement of cash flows.

The effect of the restatements on the December 31, 2004 consolidated balance sheet is as follows:

                                                         Previously
                Account Name dr.(cr.)                     Reported       Adjustments     As Restated
        ---------------------------------------------   ------------    ------------    ------------
        Investment in PMG                               $ 43,220,940    $(21,005,995)   $ 22,214,945
        Long-term debt                                  $ (9,525,000)   $   (259,457)   $ (9,784,457)
        Convertible features of financial instruments
                                                        $         --    $ (5,775,141)   $ (5,775,141)
        Series E preferred stock                        $        (35)   $         35    $         --
        Series F preferred stock                        $        (35)   $         35    $         --
        Additional paid-in-capital - stock              $(42,238,872)   $ 27,955,925    $(14,282,947)
        Additional paid-in-capital - warrants           $         --    $   (915,402)   $   (915,402)

o Investment in PMG. The decrease in the investment in PMG of $21,005,995 was due to the result of the valuation project the Company performed in the fourth quarter of 2005.

o Long-term debt. The increase in long-term debt of $259,457 was due to the Company reclassifying the value of the Series E and F preferred stock from equity to liabilities, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. In addition, a portion of the previously recorded value of the 10% notes representing the embedded conversion feature was reclassified out of debt to be included in the derivative financial instruments and the value attributable to the warrants attached to the 10% notes was reclassified to equity.

         The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder's request in cash. The Series E preferred stock is convertible into an indeterminate number of shares of the Company's common stock based on the price of the stock near the conversion date. The Series G preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares.

o Derivative financial instruments - Conversion features of 10% notes, Series E preferred stock and Series F preferred stock. The increases in the derivative financial instruments are the initial valuation of the embedded derivatives included in these instruments. The increase of $5,775,141 was related to the value proscribed to the 10% notes, Series E preferred stock and Series F preferred stock of $1,831,862, $1,898,559 and $2,044,720, respectively. The derivatives will be remeasured at each reporting date and the differential between the recorded amount and the remeasured amount will be recorded in operations in the period of change.

o Series E preferred stock and Series F preferred stock. The decreases in the Series E preferred stock of $35 and in the Series F preferred stock of $35 is the result of the Company reclassifying these items from equity to liabilities. The liquidation value of the preferred stock is $100 per share. There were 35,000 Series E issued and 34,500 Series F issued ($3,500,000 and $3,450,000, respectively). The offsetting increase is to long-term debt, net of the embedded derivatives.

o Additional paid-in-capital - stock. The decrease in additional paid-in-capital - stock of $27,955,925 is the result of the decrease in the values of the preferred stocks issued in connection with the investment in PMG of $21,005,995, the decrease associated with the portion of the Series E that was reclassified from APIC to derivatives and debt ($3,499,965), the decrease associated with the portion of the Series F reclassification from APIC to derivatives and debt ($3,449,965).

o Additional paid-in-capital - warrants. The increase in additional paid-in-capital - warrants of $915,402 is the result of the value assigned to the warrants for the 10% convertible notes, Series E preferred stock and Series F preferred stock of $711,890, $159,102 and $44,410, respectively. The fair value of the warrants will be reviewed each quarter.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding options or warrants. Additionally, the Company may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may be deemed to not be within the control of the Company and, accordingly, the Company may be required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are required to be initially measured at their fair value. For derivative financial instruments that shall be accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

In circumstances where the embedded conversion option in a convertible instrument may be required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received will be first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and are to be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

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

NOTE 4:  INVESTMENT IN CEL ART

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

These cel art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website. The investment in cel art at December 31, 2004 was $6,848,950.

The Company has no immediate plans to sell the cel art, however it is available to be sold at the prevailing market, if needed. Temporary unrealized changes in value would be reported as other comprehensive income or loss, and other than temporary unrealized decreases in value would be expensed as incurred. Management performs an annual impairment, unless circumstances or events arise that would indicate the cel art might be impaired. Management does not believe a provision for loss or write-down of the cel art value is necessary, based on the results of the analysis performed by an independent appraiser contracted by the Company. The consultant reviewed a variety of factors, including recent sales in the marketplace.

                       INTERACTIVE BRAND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 4:  INVESTMENT IN CEL ART - (CONTINUED)

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


The Series E and Series F preferred stocks have been classified as long-term debt net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company's common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder's request in cash. The Series G preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company has bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and any changes in the fair value will be charged or credited to income on a quarterly basis.

As of December 31, 2004, long-term debt is comprised of the following:

                  10% Convertible Notes                                                     $  9,525,000
                  Series E preferred stock                                                     3,500,000
                  Series F preferred stock                                                     3,450,000
                                                                                            ------------
                  Total long-term debt                                                        16,475,000
                  Less: unamortized discount                                                  (6,690,543)
                                                                                            ------------
                  Total long-term debt, net of current portion and unamortized discount     $  9,783,399
                                                                                            ============

The unamortized discount of $6,690,543 is comprised of the following and will be amortized over the following periods:

                  10% Convertible Notes (5 years)                                           $  2,543,752
                  Series E preferred stock (3 years)                                           2,057,661
                  Series F preferred stock (5 years)                                           2,089,130
                                                                                            ------------
                  Unamortized discount                                                      $  6,690,543
                                                                                            ============

As of December 31, 2004, convertible features of financial instruments is comprised of the following:

                  10% Convertible Notes                                                     $  1,831,862
                  Series E preferred stock                                                     1,898,559
                  Series F preferred stock                                                     2,044,720
                                                                                            ------------
                  Convertible features of financial instruments                             $  5,775,141
                                                                                            ============

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

The fair value of each warrant that was granted in conjunction with the financial instruments were estimated using the Black-Scholes option pricing model. The fair values calculated were as follows:

         10% Convertible Notes                           $  711,890
         Series E preferred stock                           159,102
         Series F preferred stock                            44,410
                                                         ----------
         Warrants                                        $  915,402
                                                         ==========

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

Series F Preferred stock has accrued dividends paid one half in cash and one half in common stock. The Company paid $77,778 in cash for dividends on Series F in 2004 and 25,926 shares of its common stock, valued at $.50 per share, in dividends in 2004. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend expense in fiscal year 2003 of $8,000 and $6,000 for fiscal year 2004.

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