Form 10QSB/A
period 2005-03-30
Interactive Brand Development Inc.
filed 2006-04-17
CIK 842927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NUMBER 3
                                       TO
                                   FORM 10-QSB

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

Signatures

                          INTERACTIVE BRAND DEVELOPMENT
                           CONSOLIDATED BALANCE SHEET

                                                                                                  MARCH 31,
                                                                                                    2005
                                                                                                ------------
ASSETS                                                                                          (AS RESTATED)
Current assets:
  Cash and cash equivalents                                                                     $     17,461
  Accounts receivable and processor reserves                                                      17,878,308
  Prepaid assets and other current assets                                                            638,912
                                                                                                ------------
Total current assets                                                                              18,534,681

Property, plant and equipment, net                                                                 3,975,489
Investment in cel art                                                                              6,848,950
Investment in Penthouse Media Group, Inc.                                                         22,214,945
Investment in Interactive Television Networks, Inc                                                 4,852,224
Goodwill                                                                                          30,159,390
Intangible assets, net                                                                            11,519,355
Other assets                                                                                         965,402
                                                                                                ------------
Total assets                                                                                    $ 99,070,436
                                                                                                ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                         $  7,017,295
  Long-term debt, current portion                                                                  1,314,802
  Due to related parties                                                                           3,326,176
  Client payouts                                                                                  35,666,459
                                                                                                ------------
Total current liabilities                                                                         47,324,732

Long-term debt, net of current portion                                                            12,108,984
Convertible features of financial instruments                                                      3,334,808
Other liabilities                                                                                  3,265,176
                                                                                                ------------
Total liabilities                                                                                 66,033,700

Commitments and contingencies:

Shareholders' equity:
  Preferred D, $0.001 par value, 330,000 shares authorized, 330,000 shares issued and                    330
  outstanding
  Preferred G, $0.001 par value, 45,000 shares authorized, 45,000 shares issued and                       45
  outstanding
  Common stock, $0.001 par value, 400,000,000 shares authorized: 29,312,000 shares issued and
    outstanding                                                                                       29,312
  Additional paid-in capital - stock                                                              35,194,911
  Additional paid-in capital - warrants                                                            2,077,626
  Accumulated deficit                                                                             (4,265,488)
                                                                                                ------------
Total shareholders' equity                                                                        33,036,736
                                                                                                ------------
Total liabilities and shareholders' equity                                                      $ 99,070,436
                                                                                                ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                    2005             2004
                                                                               -------------    -------------
                                                                               (AS RESTATED)
Revenues:
Service revenue                                                                $   2,711,760    $          --
Other fee revenue                                                                     11,413               --
                                                                               -------------    -------------
    Total revenue                                                                  2,723,193               --

Operating costs and expenses:
Cost of revenue                                                                    1,284,579               --
Selling, general and administrative                                                2,702,491           54,204
Depreciation and amortization                                                        643,376            4,043
                                                                               -------------    -------------
    Total operating costs and expenses                                             4,630,446           58,247
                                                                               -------------    -------------
Loss from operations                                                              (1,907,253)         (58,247)

Other income (expense):
Interest income                                                                        1,248               --
Interest expense                                                                    (365,313)              --
Gain on remeasurement of derivative                                                2,440,333               --
Other income                                                                          28,499               --
                                                                               -------------    -------------
    Total other income (expense)                                                   2,104,767               --
                                                                               -------------    -------------
Net income (loss) from continuing operations                                         197,514          (58,247)
Loss from discontinued operations                                                         --           (8,994)
                                                                               -------------    -------------
Net income (loss)                                                                    197,514          (67,241)
Dividends on preferred stock                                                         (86,250)          (2,000)
                                                                               -------------    -------------
Net income (loss) applicable to common shares                                  $     111,264    $     (69,247)
                                                                               =============    =============

Net income (loss) per common share - basic:
Net income (loss) from continuing operations                                   $          --    $          --
Loss from discontinued operations                                                         --               --
                                                                               -------------    -------------
Basic net income (loss) per common share                                       $          --    $          --
                                                                               =============    =============

Net income (loss) per common share -diluted:
Net income (loss) from continuing operations                                   $          --    $          --
Loss from discontinued operations                                                         --               --
                                                                               -------------    -------------
Diluted net income (loss) per common share                                     $          --    $          --
                                                                               =============    =============

Weighted average number of common shares outstanding:
Basic                                                                             34,634,314       15,192,475
                                                                               =============    =============
Diluted                                                                          237,680,423       15,192,475
                                                                               =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                     2005            2004
                                                                                 ------------    ------------
                                                                                (AS RESTATED)
OPERATING ACTIVITIES
Net income (loss)                                                                $    197,514    $    (67,241)
Loss from discontinued operations                                                          --           8,994
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Gain on remeasurement of derivatives                                             (2,440,333)             --
  Amortization of unamortized debt discount                                           127,188              --
  Depreciation and amortization                                                       643,376           4,043
  Changes in operating assets and liabilities:
    Accounts receivable and processor reserves                                      3,222,872          (6,835)
    Prepaid assets and other assets                                                   138,110              --
    Accounts payable and accrued expenses                                             328,702          23,463
    Other liabilities                                                                   6,468              --
    Client payouts                                                                 (6,014,307)             --
                                                                                 ------------    ------------
Cash used in continuing operations                                                 (3,790,410)        (37,576)
Cash provided by (used in) discontinued operations                                         --          40,482
                                                                                 ------------    ------------
Cash provided by (used in) operating activities                                    (3,790,410)          2,906

INVESTING ACTIVITIES
Purchase investment in ITVN                                                        (1,700,000)             --
Purchases of furniture and equipment                                                   (7,861)             --
                                                                                 ------------    ------------

Cash used in investing activities                                                  (1,707,861)             --

FINANCING ACTIVITIES
Proceeds from notes payable                                                         1,314,801           8,500
Proceeds from loans from related parties                                            2,185,122              --
                                                                                 ------------    ------------
Cash provided by financing activities                                               3,499,923           8,500
                                                                                 ------------    ------------
Net increase (decrease) in cash and cash equivalents                               (1,998,348)         11,406
Cash and cash equivalents at beginning of period                                    2,015,809           1,144
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $     17,461    $     12,550
                                                                                 ============    ============
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the following:
  Investment in ITVN                                                             $  3,152,224    $         --
                                                                                 ============    ============
  Investment in iBill                                                            $ 19,415,624    $         --
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

RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, the Company engaged an independent third party firm to review its current valuation of the convertible notes and Series D, E, F, G and H Preferred Stocks issued in connection with the acquisition of iBill and the investments in PMG & ITVN. Based on the results of the valuation project, the Company has restated its first quarter 2005 consolidated financial statements to revise the initial estimated value proscribed to the 10% convertible notes and Series E, F, G and H Preferred Stocks. These changes affect the balance sheet, statement of operations and the statement of cash flows.

The effect of the restatements on the March 31, 2005 consolidated balance sheet and the reasons for the previously amended filing is as follows:

                                                          Previously
                     Account Name dr.(cr.)                 Reported      Adjustments     As Restated
         ----------------------------------------------  ------------    ------------    ------------
         Accounts receivable, net                        $  2,094,800    $    (87,198)   $  2,007,602
         Investment in PMG                               $ 43,220,940    $(21,005,995)   $ 22,214,945
         Investment in ITVN                              $ 12,800,000    $ (7,947,776)   $  4,852,224
         Accounts payable and accrued expenses           $ (6,811,983)   $   (205,312)   $ (7,017,295)
         Client payouts                                  $(30,055,336)   $ (1,262,837)   $(31,318,173)
         Long-term debt                                  $ (9,525,000)   $ (2,583,984)   $(12,108,984)
         Convertible features of financial instruments   $         --    $ (3,334,808)   $ (3,334,808)
         Series E preferred stock                        $        (35)   $         35    $         --
         Series F preferred stock                        $        (35)   $         35    $         --
         Series H preferred stock                        $         (4)   $          4    $         --
         Additional paid-in-capital - stock              $(74,458,171)   $ 39,263,260    $(35,194,911)
         Additional paid-in-capital - warrants           $         --    $ (2,077,626)   $ (2,077,626)
         Retained earnings                               $  5,023,286    $   (757,798)   $  4,265,488

     o Accounts receivable - net. The decrease in accounts receivable - net of $87,198 was due to a formula error within the detail of the P&L. The impact of not including a cell in the total on the spreadsheet, caused certain chargebacks to be excluded resulting in overstatement of accounts receivable and service revenues.

     o Investment in PMG. The decrease in the investment in PMG of $21,005,995 was due to the result of the valuation project the Company performed in the fourth quarter of 2005.

     o Investment in ITVN. The decrease in the investment in ITVN of $7,947,776 was due to the result of the valuation project the Company performed in the fourth quarter of 2005.

     o Accounts payable and accrued expenses. The increase to accounts payable and accrued expenses of $205,312 related to interest charges on our 10% shareholder loans and the accrual of dividends of Series F preferred stock of $86,250. The interest is payable at the option of the company in 50% cash and 50% Common Stock. The accrued interest recorded at March 31, 2006 was only for the interest portion attributable to the cash payment. Additionally, this increased interest expense for the period by the same amount.

     o Client payouts. The increase in client payouts of $1,262,837 related to the Company's error in not recording the proper amount of cost of revenues. The impact of the additional cost of revenue was a corresponding increase in client payouts.

     o Long-term debt. The increase in long-term debt of $2,583,984 was due to the Company reclassifying the value of the Series E, F and H preferred stock, $2,249,457, from equity to liabilities, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto and the amortization of the unamortized discount for the three months ended March 31, 2005 of $334,527. The amortization of the 10% notes is charged to interest expense and the amortization of the preferred stock is charged to additional paid-in-capital - stock. In addition, a portion of the previously recorded value of the 10% notes representing the embedded conversion feature was reclassified out of debt to be included in the derivative financial instruments and the value attributable to the warrants attached to the 10% notes was reclassified to equity.

          The Series E preferred stock is convertible into an indeterminate number of shares of the Company's common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder's request in cash. The Series G and H preferred stocks are not considered derivative financial instruments as they are convertible into a specific, determinable number of common shares.

     o Derivative financial instruments - Conversion features of 10% notes, Series E preferred stock and Series F preferred stock. The increases in the derivative financial instruments are the initial valuation of the embedded derivatives included in these instruments. The increase of $3,334,808 was related to the initial fair value proscribed to the 10% notes, Series E preferred stock and Series F preferred stock of $1,831,862, $1,898,559 and $2,044,720, respectively. The derivatives will be remeasured at each reporting date and the differential between the recorded amount and the remeasured amount will be recorded in operations in the period of change. At March 31, 2005, the Company reduced the fair values of the 10% notes, Series E preferred stock and Series F preferred to $882,857, $1,180,317 and $1,271,634, respectively. The decline in fair value, of $2,440,333 was recorded on the Company's statement of operations as a gain on the remeasurement of derivatives.

     o Series E, F and H preferred stock. The decreases in the Series E preferred stock of $35, the Series F preferred stock of $35 and the Series H preferred stock of $4 is the result of the Company reclassifying these items from equity to liabilities. The liquidation value of the preferred stock is $100 per share. There were 35,000 Series E issued, 34,500 Series F issued and 4,000 Series H issued ($3,500,000, $3,450,000 and $400,000, respectively). The offsetting increase is to long-term debt, net of the embedded derivatives.

     o Additional paid-in-capital - stock. The decrease in additional paid-in-capital - stock of $39,263,260 is the result of the decrease in the values of the preferred stocks issued in connection with the investment in PMG of $21,005,995, the decrease associated with the portion of the Series E that was reclassified from APIC to derivatives and debt ($3,499,965), the decrease associated with the portion of the Series F reclassification from APIC to derivatives and debt ($3,449,965), the decrease associated with the portion of the Series H reclassification from APIC to debt ($11,099,996) and the and the amortization of the Series E and F preferred stock of $207,339.

     o Additional paid-in-capital - warrants. The increase in additional paid-in-capital - warrants of $2,077,626 is the result of the value assigned to the warrants for the 10% convertible notes, Series E, F and H preferred stock of $711,890, $159,102, $44,410 and $1,162,224, respectively.

     o Retained earnings. The increase in retained earnings of $757,778 was the result of the change in net income (see net income for additional information) for the three months ended March 31, 2005 of $844,048 partially offset by the accrual of dividends of Series F preferred stock of $86,250.

The effect of the restatements on the consolidated statement of operations for the three months ended March 31, 2005 and the reasons for the previously amended filing is as follows:

                                               Previously
                Account Name dr.(cr.)           Reported            Adjustments         As Restated
         ---------------------------------   ---------------       --------------      -------------
         Service revenues.................   $  (14,414,986)       $   11,691,793      $  (2,723,193)
         Cost of revenue..................   $   11,626,337        $  (10,341,757)     $   1,284,580
         Interest expense.................   $      119,063        $      246,250      $     365,313
         Gain on remeasurement of
           derivative.....................   $            -        $   (2,440,333)     $  (2,440,333)
         Net (income) loss................   $      646,532        $     (844,048)     $    (197,514)
         Dividends on preferred stock        $           --        $       86,250      $      86,250
         Net (income) loss applicable to
           common shares..................   $      646,532        $     (757,798)     $    (111,264)
         Net (income) loss per share -
           basic and diluted..............   $         0.02        $         0.02      $           -

     o Service revenues. The decrease in service revenues of $11,691,793 was the result of the change in accounts receivable which reduced service revenue by $87,198 (see accounts receivable for details) and a reduction of $11,604,595 relating to the Company revisiting the provisions of EITF 99-19 and recording service revenue on a "net" fee basis.

     o Cost of revenue. The decrease in cost of revenue of $10,341,757 was the result of the reduction associated with the Company presenting service revenue on a "net" basis (see service revenue for additional information) of $11,604,595 partially offset by the increase related to the change in client payouts (see client payouts for additional information) of $1,262,838.

     o Interest expense. The increase in interest expense of $246,250 is due to an increase in accrued expenses of $119,062 (see accrued expenses for additional information) and the amortization of the unamortized debt discount of $127,188 (see long-term debt for additional information).

     o Gain on remeasurement of derivatives. The increase in gain on remeasurement of derivatives of $2,440,333 is due to the Company remeasuring the value of the convertible features of financial instruments at March 31, 2005 from the value at December 31, 2004. The gain is the result of the decline in the price per share of the Company's stock.

     o Net income (loss). The increase in net income (loss) of $693,712 was due to the aforementioned changes to service revenues, cost of revenue, interest expense and gain on remeasurement of derivatives.

     o Dividends on preferred stock. The increase in dividends on preferred stock of $86,250 is due to the accrual of dividends of the Series F preferred stock of $86,250 for the three months ended March 31, 2005.

     o Net income (loss) applicable to common shares. The increase in net income (loss) applicable to common shares of $757,798 was due to the aforementioned changes to service revenues, cost of revenue, interest expense, gain on remeasurement of derivatives and dividends on preferred stock.

     o Net income (loss) per share. The increase in net income (loss) per share was due to the change in net income (loss).

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

THE PENTHOUSE STRATEGY

On October 19, 2004, the Company purchased 347,138 Class B shares of Penthouse Media Group, Inc. (formerly, General Media, Inc.) ("PMG"), representing a non-voting equity interest of approximately 34.7%. PMG is a brand-driven global entertainment business founded by Robert C. Guccione in 1965 whose flagship PENTHOUSE TM brand is one of the most recognized consumer brands in the world and is widely identified with premium entertainment for adult audiences. PMG caters to mens' interests through various trademarked publications, movies, the Internet, location-based live entertainment clubs and consumer product licenses. The Company purchased its equity interest in PMG from PET Capital Partners, LLC.

In connection with its investment in PMG, the Company issued 10% convertible notes, Series E preferred stock, Series F preferred stock and Series G preferred stock. The investment in PMG was recorded at $22,214,945 which is its fair value at the date of acquisition. The Company has recorded the Series E and Series F as long-term liabilities, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. In addition, a portion of the value of the 10% notes representing the embedded conversion feature was reclassified out of debt to be included in the derivative financial instruments and the value attributable to the warrants attached to the 10% notes was reclassified to equity.

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

The Company reports its investment in PMG under the cost method of accounting. Accordingly, the investment in PMG is reflected on the consolidated balance sheet at its initial cost, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized changes in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment in the fourth quarter, unless circumstances or events arise that would indicate the investment might be impaired.

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

In connection with its investment in ITVN, the Company issued Series H preferred stock. The investment in ITVN was recorded at $4,852,224 which is its fair value at the date of acquisition. The Company has recorded the Series H as a long-term liability, net of the amount allocated to the warrants attached thereto.

The Series H preferred stock is redeemable five years after issuance for 40 million shares of the Company's common stock. The Series H preferred stock can be converted at the option of the holder, for two shares of common stock for each share of Series H preferred stock. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares.

The Company reports its investment in ITVN under the cost method of accounting. Accordingly, the investment in ITVN is reflected on the consolidated balance sheet at its initial cost, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized changes in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment in the fourth quarter, unless circumstances or events arise that would indicate the investment might be impaired.

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

RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, we engaged an independent third party firm to review our current valuations of the convertible notes and Series D, E, F, G and H preferred stocks issued in connection with the acquisition of iBill and the investments in PMG and ITVN. Based on the results of the valuation project, we have restated our 2005 first quarter consolidated financial statements to revise the initial estimated value proscribed to the 10% convertible notes and Series E, F, G and H Preferred Stocks. These changes affect the balance sheet, statement of operations and the statement of cash flows. See the footnotes to the consolidated financial statements for additional details.

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

NET INCOME (LOSS). Net loss decreased from $67,241 for the three months ended March 31, 2004 to net income of 197,514 for the three months ended March 31, 2005, due to the addition of iBill as a subsidiary and its activities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred an accumulated deficit of $4,179,238 at March 31, 2005. We also have negative working capital of $28,790,051 at March 31, 2005. At March 31, 2005 we have cash of $17,461. The Company currently believes that operating cash flows from its iBill operations and borrowings should be adequate to meet its current operating needs. However, the Company is currently in default under certain of its obligations to certain preferred stock and note holders and the Company has other past due obligations, including, but not limited to client payouts of $35,666,459 less processor reserves of $15,870,706, leaving a net deficit of client payouts of $19,795,753. The Company has adopted a program of issuing interest bearing notes, with 2-year terms, that satisfied approximately $8,000,000 of the deficit. The program continues. To satisfy these obligations the Company is seeking additional financing and well as offering equity in exchange for outstanding obligations.

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

                                Interactive Brand Development, Inc.

April 17, 2006                  /s/ Steve Markley
                                ----------------------------------------
                                Steve Markley,
                                Chief Executive Officer, Chief Financial
                                Officer and Chairman of the Board of
                                Directors
                                (PRINCIPAL EXECUTIVE OFFICER
                                and PRINCIPAL ACCOUNTING
                                OFFICER)