Form 10QSB/A
period 2005-06-30
Interactive Brand Development Inc.
filed 2006-04-17
CIK 842927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-QSB

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

================================================================================

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

Signatures
----------

                          INTERACTIVE BRAND DEVELOPMENT
                           CONSOLIDATED BALANCE SHEET

                                                                                                   JUNE 30,
                                                                                                     2005
                                                                                                 ------------
                                                                                                 (AS RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $    135,037
  Accounts receivable and processor reserves                                                        6,878,481
  Prepaid assets and other current assets                                                             436,545
                                                                                                 ------------
Total current assets                                                                                7,450,063

Property, plant and equipment, net                                                                  3,737,010
Investment in cel art                                                                               6,848,950
Investment in Penthouse Media Group, Inc.                                                          22,214,945
Investment in Interactive Television Networks, Inc.                                                 4,852,224
Goodwill                                                                                           32,763,982
Intangible assets, net                                                                              9,313,693
Other assets                                                                                          967,416
                                                                                                 ------------
Total assets                                                                                     $ 88,148,283
                                                                                                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                          $  6,467,560
  Long-term debt, current portion                                                                   3,571,502
  Due to related parties                                                                            1,228,486
  Client payouts                                                                                   19,272,960
                                                                                                 ------------
Total current liabilities                                                                          30,540,508

Long-term debt, net of current portion                                                             15,201,067
Convertible features of financial instruments                                                       3,716,159
Other liabilities                                                                                   3,010,798
                                                                                                 ------------
Total liabilities                                                                                  52,468,532

Commitments and contingencies:

Shareholders' equity:
  Preferred D, $0.001 par value, 330,000 shares authorized, 241,000 shares issued and                     241
  outstanding
  Preferred G, $0.001 par value, 45,000 shares authorized, 24,000 shares issued and                        24
  outstanding
  Common stock, $0.001 par value, 400,000,000 shares authorized: 94,900,628 shares issued and
    outstanding                                                                                        94,901
  Additional paid-in capital - stock                                                               37,150,108
  Additional paid-in capital - warrants                                                             2,077,626
  Accumulated deficit                                                                              (3,643,149)
                                                                                                 ------------
Total shareholders' equity                                                                         35,679,751
                                                                                                 ------------
Total liabilities and shareholders' equity                                                       $ 88,148,283
                                                                                                 ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                 ----------------------------    ----------------------------
                                                     2005             2004           2005            2004
                                                 ------------     -----------    ------------     -----------
                                                 (AS RESTATED)                  (AS RESTATED)
Revenues:
  Service revenue                                $  1,638,690     $        --    $  4,350,450     $        --
  Other fee revenue                                        --              --          11,433              --
                                                 ------------     -----------    ------------     -----------
    Total revenue                                   1,638,690              --       4,361,883              --

Operating costs and expenses:
  Cost of revenue                                     940,642              --       2,225,222              --
  Selling, general and administrative               2,942,476         149,947       5,644,967         204,151
  Depreciation and amortization                     1,338,011           4,043       1,981,387           8,086
                                                 ------------     -----------    ------------     -----------
    Total operating costs and expenses              5,221,129         153,990       9,851,576         212,237
                                                 ------------     -----------    ------------     -----------
Operating loss                                     (3,582,439)       (153,990)     (5,489,693)       (212,237)

Other income:
  Interest income                                     226,446              --         227,695              --
  Interest expense                                   (571,156)             --        (936,469)             --
  Gain (loss) on remeasurement of derivatives        (381,351)             --       2,058,982              --
  Other income                                      5,027,090              --       5,055,589              --
                                                 ------------     -----------    ------------     -----------
    Total other income                              4,301,028              --       6,405,795              --
                                                 ------------     -----------    ------------     -----------
Net income (loss) from continuing operations .        718,589        (153,990)        916,102        (212,237)
Loss from discontinued operations                          --        (679,026)             --        (688,020)
                                                 ------------     -----------    ------------     -----------
Net income (loss)                                     718,589        (833,016)        916,102        (900,257)
Dividends on preferred stock                          (96,250)         (2,000)       (182,500)         (4,000)
                                                 ------------     -----------    ------------     -----------
Net income (loss) applicable to common shares    $    622,339     $  (835,016)   $    733,602     $  (904,257)
                                                 ============     ===========    ============     ===========
Net income (loss) per common share - basic:
  Net income (loss) from continuing operations   $       0.01     $     (0.01)   $       0.01     $     (0.01)
  Loss from discontinued operations                        --           (0.04)             --           (0.05)
                                                 ------------     -----------    ------------     -----------
  Basic net income (loss) per common share       $       0.01     $     (0.05)   $       0.01     $     (0.06)
                                                 ============     ===========    ============     ===========
Net income (loss) per common share -diluted:
  Net income (loss) from continuing operations   $         --     $     (0.01)   $         --     $     (0.01)
  Loss from discontinued operations                        --           (0.04)             --           (0.05)
                                                 ------------     -----------    ------------     -----------
  Diluted net income (loss) per common share     $         --     $     (0.05)   $         --     $     (0.06)
                                                 ============     ===========    ============     ===========

Weighted average number of common shares
  outstanding:
  Basic                                            75,083,145      15,672,425      54,858,730      15,432,425
                                                 ============     ===========    ============     ===========
  Diluted                                         261,449,217      15,672,425     249,564,820      15,432,425
                                                 ============     ===========    ============     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                                2005             2004
                                                                            ------------     ------------
                                                                            (AS RESTATED)
OPERATING ACTIVITIES
Net income (loss)                                                           $    916,102     $   (900,257)
Loss from discontinued operations                                                     --          688,020
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Gain on remeasurement of derivatives                                        (2,058,982)           8,086
  Amortization of unamortized debt discount                                      254,376            8,086
  Depreciation and amortization                                                1,981,387            8,086
  Stock issued for services and settlements                                    2,153,514               --
  Changes in operating assets and liabilities:
    Accounts receivable and processor reserves                                12,725,784           (3,925)
    Prepaid assets and other assets                                              339,707               --
    Accounts payable and accrued expenses                                       (317,282)         165,357
    Other liabilities                                                           (242,912)              --
    Client payouts                                                           (16,733,095)              --
                                                                            ------------     ------------
Cash used in continuing operations                                              (981,399)         (42,719)
Cash used in discontinued operations                                                  --         (971,193)
                                                                            ------------     ------------
Cash used in operating activities                                               (981,399)      (1,013,912)

INVESTING ACTIVITIES
Purchase investment in ITVN                                                   (1,700,000)              --
Purchases of furniture and equipment                                             (15,653)        (139,777)
                                                                            ------------     ------------
Cash used in investing activities                                             (1,715,653)        (139,777)

FINANCING ACTIVITIES
Proceeds from notes payable                                                    1,314,801               --
Payments on notes payable                                                     (1,629,202)              --
Proceeds from loans from related parties                                       2,185,122               --
Payments on loans from related parties                                        (1,054,441)              --
Proceeds from shareholders advances                                                   --        1,306,004
Payments to shareholders                                                              --         (148,450)
                                                                            ------------     ------------
Cash provided by financing activities                                            816,280        1,157,554
                                                                            ------------     ------------
Net increase (decrease) in cash and cash equivalents                          (1,880,772)           3,865
Cash and cash equivalents at beginning of period                               2,015,809            1,144
                                                                            ------------     ------------
Cash and cash equivalents at end of period                                  $    135,037     $      5,009
                                                                            ============     ============
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the following:
  Investment in ITVN                                                        $  3,152,224     $         --
                                                                            ============     ============
  Investment in iBill                                                       $ 19,415,624     $         --
                                                                            ============     ============
  Acquisition through issuances of equity                                   $         --     $  3,096,000
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

RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, the Company engaged an independent third party firm to review its current valuation of the convertible notes and Series D, E, F, G and H Preferred Stocks issued in connection with the acquisition of iBill and the investments in PMG and ITVN. Based on the results of the valuation project, the Company has restated its second quarter 2005 consolidated financial statements to revise the initial estimated value proscribed to the 10% convertible notes and Series E, F, G and H Preferred Stocks. These changes affect the balance sheet, statement of operations and the statement of cash flows.

The effect of the restatements on the June 30, 2005 consolidated balance sheet and the reasons for the previously amended filing is as follows:

                                                            Previously
                     Account Name dr.(cr.)                   Reported       Adjustments      As Restated
         ----------------------------------------------   ------------     ------------     ------------
         Accounts receivable, net                         $  1,376,465     $    (87,198)    $  1,289,267
         Investment in PMG                                $ 43,220,940     $(21,005,995)    $ 22,214,945
         Investment in ITVN                               $ 12,800,000     $ (7,947,776)    $  4,852,224
         Accounts payable and accrued expenses            $ (6,165,998)    $   (301,562)    $ (6,467,560)
         Client payouts                                   $(16,675,808)    $ (2,597,152)    $(19,272,960)
         Long-term debt                                   $(12,362,056)    $ (2,839,011)    $(15,201,067)
         Convertible features of financial instruments    $         --     $ (3,716,159)    $ (3,716,159)
         Series E preferred stock                         $        (35)    $         35     $         --
         Series F preferred stock                         $        (35)    $         35     $         --
         Series H preferred stock                         $         (4)    $          4     $         --
         Additional paid-in-capital - stock               $(76,541,207)    $ 39,391,099     $(37,150,108)
         Additional paid-in-capital - warrants            $         --     $ (2,077,626)    $ (2,077,626)
         Accumulated deficit                              $  2,461,843     $  1,181,306     $  3,643,149

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

     o Accounts payable and accrued expenses. The increase to accounts payable and accrued expenses of $301,562 related to interest charges on our 10% shareholder loans and the accrual of dividends on the Series F & H preferred stocks of $172,500 and $10,000, respectively for the six months ended June 30, 2005. The interest is payable at the option of the company in 50% cash and 50% Common Stock. The accrued interest recorded at March 31, 2006 was only for the interest portion attributable to the cash payment. Additionally, this increased interest expense for the period by the same amount.

     o Client payouts. The increase in client payouts of $2,597,152 related to the Company's error in not recording the proper amount of cost of revenues. The impact of the additional cost of revenue was a corresponding increase in client payouts.

     o Long-term debt. The increase in long-term debt of $2,839,011 was due to the Company reclassifying the value of the Series E, F and H preferred stock, $2,249,457, from equity to liabilities, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto and the amortization of the unamortized discount/premium for the six months ended June 30, 2005 of $589,554. The amortization of the 10% notes is charged to interest expense and the amortization of the preferred stock is charged to additional paid-in-capital - stock. In addition, a portion of the previously recorded value of the 10% notes representing the embedded conversion feature was reclassified out of debt to be included in the derivative financial instruments and the value attributable to the warrants attached to the 10% notes was reclassified to equity.

          The Series E preferred stock is convertible into an indeterminate number of shares of the Company's common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder's request in cash. The Series G and H preferred stock are not considered derivative financial instruments as they are convertible into a specific, determinable number of common shares.

     o Derivative financial instruments - Conversion features of 10% notes, Series E preferred stock and Series F preferred stock. The increases in the derivative financial instruments are the initial valuation of the embedded derivatives included in these instruments. The increase of $3,716,159 was related to the initial fair value proscribed to the 10% notes, Series E preferred stock and Series F preferred stock of $1,831,862, $1,898,559 and $2,044,720, respectively. The derivatives will be remeasured at each reporting date and the differential between the recorded amount and the remeasured amount will be recorded in operations in the period of change. At June 30, 2005, the Company reduced the fair values of the 10% notes, Series E preferred stock and Series F preferred to $1,121,936, $1,306,443 and $1,287,780, respectively. The decline in fair value, of $2,058,982 was recorded on the Company's statement of operations as a gain on the remeasurement of derivatives.

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

     o Additional paid-in-capital - stock. The decrease in additional paid-in-capital - stock of $39,391,099 is the result of the decrease in the values of the preferred stocks issued in connection with the investment in PMG of $21,005,995, the decrease associated with the portion of the Series E that was reclassified from APIC to derivatives and debt ($3,499,965), the decrease associated with the portion of the Series F reclassification from APIC to derivatives and debt ($3,449,965), the decrease associated with the portion of the Series H reclassification from APIC to debt ($11,099,996) and the and the amortization for the six months ended June 30, 2005 of the unamortized discount/premium of the Series E, F and H preferred stock of $335,178.

     o Additional paid-in-capital - warrants. The increase in additional paid-in-capital - warrants of $2,077,626 is the result of the value assigned to the warrants for the 10% convertible notes, Series E, F and H preferred stock of $711,890, $159,102, $44,410 and $1,162,224, respectively.

     o Accumulated deficit. The decrease in accumulated deficit of $1,181,306 was the result of the change in net income (loss) (see net income
          (loss) for additional information) for the six months ended June 30, 2005 of $998,806 and the dividends on preferred stock of $182,500 for the six months ended June 30, 2005

The effect of the restatements on the consolidated statement of operations for the three months ended June 30, 2005 and the reasons for the previously amended filing is as follows:

                                            Previously
              Account Name dr. (cr.)         Reported       Adjustments     As Restated
         --------------------------------   -----------     -----------     -----------
         Service revenues                   $(6,366,624)    $ 4,727,934     $(1,638,690)
         Cost of revenue                    $ 4,334,262     $(3,393,620)    $   940,642
         Interest expense                   $   443,968     $   127,188     $   571,156
         Loss on remeasurement of
           derivative                       $        --     $   381,351     $   381,351
         Net (income) loss                  $(2,561,442)    $ 1,842,853     $  (718,589)
         Dividends on preferred stock       $        --     $    96,250     $    96,250
         Net (income) loss applicable to
           common shares                    $(2,561,442)    $ 1,939,103     $  (622,339)
         Net (income) loss per share -
           basic                            $     (0.03)    $      0.02     $     (0.01)
         Net (income) loss per share -
           diluted                          $     (0.01)    $      0.01     $        --

     o Service revenues. The decrease in service revenues of $4,727,934 was the result of a reduction of relating to the Company revisiting the provisions of EITF 99-19 and recording service revenue on a "net" fee basis.

     o Cost of revenue. The decrease in cost of revenue of $3,393,620 was the result of the reduction associated with the Company presenting service revenue on a "net" basis (see service revenue for additional information) of $4,727,934 partially offset by the increase related to the change in client payouts (see client payouts for additional information) of $1,334,314.

     o Interest expense. The increase in interest expense of $127,188 is due to the amortization of the unamortized debt discount of the 10% notes (see long-term debt for additional information).

     o Gain (loss) on remeasurement of derivatives. The increase in loss on remeasurement of derivatives of $381,351 is due to the Company remeasuring the value of the convertible features of financial instruments at June 30, 2005 from the value at December 31, 2004. The loss for the six months ended June 30, 2005 is the result of an increase in the price per share of the Company's stock.

     o Net income (loss). The decrease in net income (loss) of $1,842,853 was due to the aforementioned changes to service revenues, cost of revenue, interest expense and loss on remeasurement of derivatives.

     o Dividends on preferred stock. The increase in dividends on preferred stock of $96,250 is due to the accrual of dividends of the Series F and H preferred stock of $86,250 and $10,000 for the three months ended June 30, 2005.

     o Net income (loss) applicable to common shares. The decrease in net income (loss) applicable to common shares of $1,939,103 was due to the aforementioned changes to service revenues, cost of revenue, interest expense, gain on remeasurement of derivatives and dividends on preferred stock.

     o Net income (loss) per share. The increase in net income (loss) per share was due to the change in net income (loss).

The effect of the restatements on the consolidated statement of operations for the six months ended June 30, 2005 and the reasons for the previously amended filing is as follows:

                                             Previously
              Account Name dr. (cr.)          Reported       Adjustments       As Restated
         --------------------------------   ------------     ------------     ------------
         Service revenues                   $(20,770,177)    $ 16,419,727     $ (4,350,450)
         Cost of revenue                    $ 15,960,599     $(13,735,377)    $  2,225,222
         Interest expense                   $    563,031     $    373,438     $    936,469
         Gain on remeasurement of
           derivative                       $         --     $ (2,058,982)    $ (2,058,982)
         Net (income) loss                  $ (1,914,908)    $    998,806     $   (916,102)
         Dividends on preferred stock       $         --     $    182,500     $    182,500
         Net (income) loss applicable to
           common shares                    $ (2,561,442)    $  1,181,306     $   (733,602)
         Net (income) loss per share -
           basic                            $      (0.03)    $       0.02     $      (0.01)
         Net (income) loss per share -
           diluted                          $      (0.01)    $       0.01     $         --

     o Service revenues. The decrease in service revenues of $16,419,727 was the result of the change in accounts receivable which reduced service revenue by $87,198 (see accounts receivable for details) and a reduction of $16,332,529 relating to the Company revisiting the provisions of EITF 99-19 and recording service revenue on a "net" fee basis.

     o Cost of revenue. The decrease in cost of revenue of $13,735,377 was the result of the reduction associated with the Company presenting service revenue on a "net" basis (see service revenue for additional information) of $16,332,529 partially offset by the increase related to the change in client payouts (see client payouts for additional information) of $2,597,152.

     o Interest expense. The increase in interest expense of $373,438 is due to an increase in accrued expenses of $119,062 (see accrued expenses for additional information) and the amortization of the unamortized debt discount of the 10% notes (see long-term debt for additional information).

     o Gain on remeasurement of derivatives. The increase in gain on remeasurement of derivatives of $2,058,982 is due to the Company remeasuring the value of the convertible features of financial instruments at June 30, 2005 from the value at March 31, 2005. The gain for the six months ended June 2005 is the result of the decline in the price per share of the Company's stock.

     o Net income (loss). The decrease in net income (loss) of $998,806 was due to the aforementioned changes to service revenues, cost of revenue, interest expense and gain on remeasurement of derivatives.

     o Dividends on preferred stock. The increase in dividends on preferred stock of $182,500 is due to the accrual of dividends of the Series F and H preferred stock of $172,500 and $10,000 for the six months ended June 30, 2005.

     o Net income (loss) applicable to common shares. The decrease in net income (loss) applicable to common shares of $1,181,306 was due to the aforementioned changes to service revenues, cost of revenue, interest expense, gain on remeasurement of derivatives and dividends on preferred stock.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

NOTE 4. INVESTMENT IN PMG AND ITVN

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

The Company reports its investments in PMG and ITVN under the cost method of accounting. Accordingly, the investments in PMG and ITVN are reflected on the consolidated balance sheet at their initial costs, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized changes in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment in the fourth quarter, unless circumstances or events arise that would indicate the investment might be impaired.

NOTE 5: NOTES PAYABLE

On December 31, 2004, the Company's subsidiary iBill obtained a letter of credit ("LOC") from IIG Trade Opportunities Fund ("IIG") in the amount of $2,100,000 to be used for working capital. The Company has paid $206,670 as fees and interest related to this LOC.

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 5: NOTES PAYABLE-(CONTINUED)

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

The Series E, F and H preferred stocks have been classified as long-term debt net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company's common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder's request in cash. The Series G and H preferred stocks are not considered derivative financial instruments as they are convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company initially bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and changes in the fair value are being charged or credited to income on a quarterly basis.

As of June 30, 2005, long-term debt is comprised of the following:

                  10% Convertible Notes                                                         $  9,525,000
                  Client notes, two year 3% interest                                               5,674,111
                  Series E preferred stock                                                         3,500,000
                  Series F preferred stock                                                         3,450,000
                  Series H preferred stock                                                           400,000
                                                                                                ------------
                  Total long-term debt                                                            22,549,111
                  Less: current maturities                                                        (2,837,055)
                  Less: unamortized discount, net                                                 (4,510,989)
                                                                                                ------------
                  Total long-term debt, net of current portion and unamortized discount, net    $ 15,201,067
                                                                                                ============

The unamortized discount, net, of $4,510,989, is comprised of the following and will be amortized over the following periods:

                  10% Convertible Notes (5 years)                                               $  2,289,376
                  Series E preferred stock (3 years)                                               1,851,897
                  Series F preferred stock (5 years)                                               1,880,216
                  Series H preferred stock (5 years)                                              (1,510,500)
                                                                                                ------------
                  Unamortized discount                                                          $  4,510,989
                                                                                                ============

As of June 30, 2005, convertible features of financial instruments is comprised of the following:

                  10% Convertible Notes                                                         $  1,121,936
                  Series E preferred stock                                                         1,306,443
                  Series F preferred stock                                                         1,287,780
                                                                                                ------------
                  Convertible features of financial instruments                                 $  3,716,159
                                                                                                ============

NOTE 6: RELATED PARTY

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

NOTE 7: SUBSEQUENT EVENTS

On July 14, 2005, Interactive Brand Development, Inc.'s wholly-owned subsidiary Internet Billing Company, LLC ("iBill") entered into a credit and security agreement with Takeley Investments Ltd. Pursuant to the agreement, Takeley Investments Ltd. loaned iBill $1,000,000 pursuant to a revolving promissory note (the "Note"). The Note bears interest at 15% per annum. The Note is due on the earlier of August 30, 2005 or one business day after the receipt by iBill of the proceeds under the settlement agreement with First Data Merchant Services Corporation.

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

RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, we engaged an independent third party firm to review our current valuation of the convertible notes and Series D, E, F, G and H Preferred Stocks issued in connection with the acquisition of iBill and the investments in PMG and ITVN. Based on the results of the valuation project, we have restated our second quarter 2005 consolidated financial statements to revise the initial estimated value proscribed to the 10% convertible notes and Series E, F, G and H preferred stocks. These changes affect the balance sheet, statement of operations and the statement of cash flows. See the footnotes to the consolidated financial statements for additional details.

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

Other income. Other income for the three months ended June 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services of $226,445 and other income of $5,027,090, partially offset by interest expense of $571,156 from LOC, notes payable and amortization of discount on 10% notes and a loss from remeasurement of derivatives of $381,351. Other income of $5,027,090 includes $2,270,406 of processor reserves held by First Data Merchant Services for prior year services which the Company had previously set up an allowance for and a $2,756,684 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions.

Net Income (Loss). Net income (loss) decreased from a loss of $835,016 for the three months ended June 30, 2004 to income of $718,589 for the three months ended June 30, 2005.

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

Other income. Other income for the six months ended June 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services and overnight cash management interest income of $227,693, gain on remeasurement of derivatives of $2,058,982 and other income of $5,055,589 partially offset by interest expense of $936,469 from LOC, notes payable and amortization of discount of 10% notes. Other income of $5,055,589 includes $2,270,406 of processor reserves held by First Data Merchant Services for prior year services which the Company had previously set up an allowance for and a $2,785,183 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions.

Net Income (Loss). Net income (loss) decreased from a loss of $904,257 for the six months ended June 30, 2004 to net income of $916,102 for the six months ended June 30, 2005.

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

At June 30, 2005 the Company had cash of approximately $135,000 and a working capital deficit of $23,090,445. The Company currently believes that operating cash flows from its iBill operation, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements for the balance of 2005 However, the Company has past due obligations, including but not limited to Client payouts of approximately $19,273,000 less processor reserves of approximately $5,589,200, leaving a net deficit of client payouts of approximately $13,683,800. The Company requires additional financing to satisfy past due obligations.

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

                                          Interactive Brand Development, Inc.

April 17, 2006                           /s/ Steve Markley
                                          -----------------
                                          Steve Markley,
                                          Chief Executive Officer,
                                          Chief Financial Officer and Chairman
                                          of the Board of Directors
                                          (PRINCIPAL EXECUTIVE OFFICER and
                                           PRINCIPAL ACCOUNTING OFFICER)