Form 10QSB/A
period 2005-09-30
Interactive Brand Development Inc.
filed 2006-04-17
CIK 842927

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

===============================================================================

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                             SEPTEMBER 30,
                                                                                                 2005
                                                                                             ------------
                                                                                             (AS RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $    467,180
  Accounts receivable and processor reserves, net of allowance of $1,558,311                    7,871,790
  Prepaid assets and other current assets                                                       1,027,706
                                                                                             ------------
Total current assets                                                                            9,366,676

Property, plant and equipment, net of accumulated depreciation of $1,334,528                    3,348,108
Cel art inventory                                                                               6,848,950
Investment in Penthouse Media Group, Inc.                                                      22,214,945
Investment in Interactive Television Networks, Inc.                                             4,852,224
Goodwill                                                                                       32,763,982
Intangible assets, net of accumulated amortization of $1,639,481                                8,767,199
Other noncurrent assets                                                                           478,152
                                                                                             ------------
Total assets                                                                                 $ 88,640,236
                                                                                             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                      $  6,920,528
  Long-term debt, current portion                                                               5,105,889
  Due to related parties                                                                        1,131,437
  Client payouts                                                                               18,361,221
                                                                                             ------------
Total current liabilities                                                                      31,519,075

Long-term debt, net of current portion                                                         14,935,084
Convertible features of financial instruments                                                   1,721,606
Other liabilities                                                                               2,779,826
                                                                                             ------------
Total liabilities                                                                              50,955,591

Shareholders' equity:
  Preferred D, $0.001 par value, 330,000 shares authorized, 231,000 shares issued and                 231
  outstanding
  Preferred G, $0.001 par value, 45,000 shares authorized, 23,000 shares issued and                    23
  outstanding
  Common stock, $0.001 par value, 400,000,000 shares authorized: 101,915,628 shares issued
    and outstanding                                                                               101,915
  Additional paid-in capital - stock                                                           38,941,907
  Additional paid-in capital - warrants                                                         2,077,626
  Accumulated deficit                                                                          (3,437,097)
                                                                                             ------------
Total shareholders' equity                                                                     37,684,645
                                                                                             ------------
Total liabilities and shareholders' equity                                                   $ 88,640,236
                                                                                             ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ------------------------------    ------------------------------
                                                              2005            2004             2005             2004
                                                         -------------    -------------    -------------    -------------
                                                         (AS RESTATED)                     (AS RESTATED)
Revenues:
  Service revenue                                        $   1,449,324    $          --    $   5,799,775    $          --
  Other fee revenue                                             14,716               --           26,149               --
                                                         -------------    -------------    -------------    -------------
    Total revenue                                            1,464,040               --        5,825,924               --

Operating costs and expenses:
  Cost of revenue                                              839,046               --        3,064,270               --
  Selling, general and administrative                        3,140,365          346,319        8,785,332          550,470
  Depreciation and amortization                                937,510            4,043        2,918,897           12,129
                                                         -------------    -------------    -------------    -------------
    Total operating costs and expenses                       4,916,921          350,362       14,768,499          562,559
                                                         -------------    -------------    -------------    -------------
Operating loss                                              (3,452,881)        (350,362)      (8,942,575)        (562,599)

Other income:
  Interest income                                              141,443               --          373,097               --
  Interest expense                                            (576,950)              --       (1,517,380)              --
  Gain on remeasurement of derivatives                       1,994,553               --        4,053,535               --
  Other income                                               2,196,180               --        7,251,769               --
                                                         -------------    -------------    -------------    -------------
    Total other income                                       3,755,226               --       10,161,021               --
                                                         -------------    -------------    -------------    -------------
Net income (loss) from continuing operations .                 302,345         (350,362)       1,218,446         (562,599)
Loss from discontinued operations                                   --         (610,121)              --       (1,298,141)
                                                         -------------    -------------    -------------    -------------
Net income (loss)                                              302,345         (960,483)       1,218,446       (1,860,740)
Dividends on preferred stock                                   (96,250)          (2,000)        (278,750)          (6,000)
                                                         -------------    -------------    -------------    -------------
Net income (loss) applicable to common shares            $     206,095    $    (962,483)   $     939,696    $  (1,866,740)
                                                         =============    =============    =============    =============

Net income (loss) per common share - basic:
  Net income (loss) from continuing operations           $          --    $       (0.02)   $        0.01    $       (0.04)
  Loss from discontinued operations                                 --            (0.04)              --            (0.08)
                                                         -------------    -------------    -------------    -------------
  Basic net income (loss) per common share                          --    $       (0.06)   $        0.01    $       (0.12)
                                                         -------------    -------------    -------------    -------------
Net income (loss) per common share - diluted:
  Net income (loss) from continuing operations           $          --    $       (0.02)   $          --    $       (0.04)
  Loss from discontinued operations                                 --            (0.04)              --            (0.08)
                                                         -------------    -------------    -------------    -------------
  Diluted net income (loss) per common share                        --    $       (0.06)              --    $       (0.12)
                                                         =============    =============    =============    =============
Weighted average number of common shares outstanding:
  Basic                                                     99,577,295       15,672,425       69,764,918       15,515,425
                                                         =============    =============    =============    =============
  Diluted                                                  282,597,430       15,672,425      260,575,690       15,515,425
                                                         =============    =============    =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              ----------------------------
                                                                                  2005            2004
                                                                              ------------    ------------
                                                                              (AS RESTATED)
OPERATING ACTIVITIES
Net income (loss)                                                             $  1,218,446    $ (1,860,740)
Loss from discontinued operations                                                       --       1,298,141
Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on remeasurment of derivatives                                           (4,053,535)         12,129
  Amortization of unamortized debt discount                                        381,564          12,129
  Depreciation and amortization                                                  2,918,897          12,129
  Stock issued for services and settlements                                      2,200,764              --
  Changes in operating assets and liabilities:
    Accounts receivable and processor reserves                                  11,732,475          (2,791)
    Prepaid assets and other assets                                                237,809              --
    Accounts payable and accrued expenses                                           39,435         366,187
    Other liabilities                                                             (473,882)             --
    Client payouts                                                             (17,363,065)             --
                                                                              ------------    ------------
Cash used in continuing operations                                              (3,161,092)       (187,074)
Cash used in discontinued operations                                                    --      (1,793,467)
                                                                              ------------    ------------
Cash used in operating activities                                               (3,161,092)     (1,980,541)

INVESTING ACTIVITIES
Purchase investment in ITVN                                                     (1,700,000)             --
Purchases of furniture and equipment                                               (17,764)       (159,288)
                                                                              ------------    ------------
Cash used in investing activities                                               (1,717,764)       (159,288)

FINANCING ACTIVITIES
Proceeds from loans from related parties                                         2,088,073              --
Payments on loans from related parties                                          (1,054,441)             --
Proceeds from notes payable                                                      2,314,801              --
Payments on notes payable                                                       (1,802,313)             --
Proceeds from line of credit                                                     1,229,107              --
Proceeds from sale of stock                                                        555,000              --
Proceeds from shareholders advances                                                     --       2,354,143
Payments to shareholders                                                                --        (160,723)
                                                                              ------------    ------------
Cash provided by financing activities                                            3,330,227       2,193,420
                                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents                            (1,548,629)         53,591
Cash and cash equivalents at beginning of period                                 2,015,809           1,144
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $    467,180    $     54,735
                                                                              ============    ============

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for the following:
  Investment in ITVN                                                          $  3,152,224    $         --
                                                                              ============    ============
  Investment in iBill                                                         $ 19,415,624    $         --
                                                                              ============    ============
  Acquisition through issuances of equity                                     $         --    $  3,096,000
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

RESTATEMENT OF FINANCIAL STATEMENTS

During 2005, the Company engaged an independent third party firm to review its current valuation of the convertible notes and Series D, E, F, G and H Preferred Stocks issued in connection with the acquisitions of iBill and the investments in PMG and ITVN. Based on the results of the valuation project, the Company has restated its third quarter 2005 consolidated financial statements to revise the initial estimated value proscribed to the 10% convertible notes and Series E, F, G and H Preferred Stocks. These changes affect the balance sheet, statement of operations and the statement of cash flows.


The effect of the restatements on the September 30, 2005 consolidated balance sheet is as follows:

                                                          Previously
                     Account Name dr.(cr.)                 Reported      Adjustments      As Restated
         ----------------------------------------------  ------------    ------------    ------------
         Investment in PMG                               $ 43,220,940    $(21,005,998)   $ 22,214,942
         Investment in ITVN                              $ 12,800,000    $ (7,947,776)   $  4,852,224
         Accounts payable and accrued expenses           $ (6,641,778)   $   (278,750)   $ (6,920,528)
         Long-term debt                                  $(11,841,046)   $ (3,094,038)   $(14,935,084)
         Convertible features of financial instruments   $         --    $ (1,721,606)   $ (1,721,606)
         Series E preferred stock                        $        (35)   $         35    $         --
         Series F preferred stock                        $        (35)   $         35    $         --
         Series H preferred stock                        $         (4)   $          4    $         --
         Additional paid-in-capital - stock              $(78,460,845)   $ 39,518,938    $(38,941,907)
         Additional paid-in-capital - warrants           $         --    $ (2,077,626)   $ (2,077,626)
         Accumulated deficit                             $  6,830,278    $ (3,393,221)   $  3,437,057

     o Investment in PMG. The decrease in the investment in PMG of $21,005,995 was due to the result of the valuation project the Company performed in the fourth quarter of 2005.

     o Investment in ITVN. The decrease in the investment in ITVN of $7,947,776 was due to the result of the valuation project the Company performed in the fourth quarter of 2005.

     o Accounts payable and accrued expenses. Accounts payable and accrued expenses increase of $278,750 was the due to an accrual of dividends on the Series F ($258,750) and Series H ($20,000) preferred stocks.

     o Long-term debt. The increase in long-term debt of $3,094,038 was due to the Company reclassifying the value of the Series E, F and H preferred stock, $2,249,457, from equity to liabilities, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto and the amortization of the unamortized discount/premium for the nine months ended September 30, 2005 of $844,581. The amortization of the 10% notes is charged to interest expense and the amortization of the preferred stock is charged to additional paid-in-capital - stock. In addition, a portion of the previously recorded value of the 10% notes representing the embedded conversion feature was reclassified out of debt to be included in the derivative financial instruments and the value attributable to the warrants attached to the 10% notes was reclassified to equity.

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

     o Derivative financial instruments - Conversion features of 10% notes, Series E preferred stock and Series F preferred stock. The increases in the derivative financial instruments are the initial valuation of the embedded derivatives included in these instruments. The increase of $1,721,606 was related to the initial fair value proscribed to the 10% notes, Series E preferred stock and Series F preferred stock of $1,831,862, $1,898,559 and $2,044,720, respectively. The derivatives will be remeasured at each reporting date and the differential between the recorded amount and the remeasured amount will be recorded in operations in the period of change. At June 30, 2005, the Company reduced the fair values of the 10% notes, Series E preferred stock and Series F preferred to $411,382, $659,825 and $650,399, respectively. The decline in fair value, of $4,053,535 was recorded on the Company's statement of operations as a gain on the remeasurement of derivatives.

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

     o Additional paid-in-capital - stock. The decrease in additional paid-in-capital - stock of $39,518,938 is the result of the decrease in the values of the preferred stocks issued in connection with the investment in PMG of $21,005,995, the decrease associated with the portion of the Series E that was reclassified from APIC to derivatives and debt ($3,499,965), the decrease associated with the portion of the Series F reclassification from APIC to derivatives and debt ($3,449,965), the decrease associated with the portion of the Series H reclassification from APIC to debt ($11,099,996) and the and the amortization for the nine months ended September 30, 2005 of the unamortized discount/premium of the Series E, F and H preferred stock of $463,017.

     o Additional paid-in-capital - warrants. The increase in additional paid-in-capital - warrants of $915,402 is the result of the value assigned to the warrants for the 10% convertible notes, Series E, F and H preferred stocks of $711,890, $159,102, $44,410 and $1,162,228, respectively. The fair value of the warrants will be reviewed each quarter.

     o Accumulated deficit. The decrease in accumulated deficit of $3,393,221 was the result of the change in net income (loss) (see net income
          (loss) for additional information) for the nine months ended September 30, 2005 of $3,671,971 partially offset by the dividends on preferred stock of $278,750 for the nine months ended September 30, 2005.

The effect of the restatements on the consolidated statement of operations for the three months ended September 30, 2005 and the reasons for the previously amended filing is as follows:

                                            Previously
              Account Name dr. (cr.)         Reported    Adjustments    As Restated
         --------------------------------  -----------   -----------    -----------
         Interest expense                  $   449,762   $   127,188    $   576,950
         Gain on remeasurement of
           derivative                      $        --   $(1,994,553)   $(1,994,553)
         Net (income) loss                 $ 1,565,020   $(1,867,365)   $  (302,345)
         Dividends on preferred stock      $        --   $    96,250    $    96,250
         Net (income) loss applicable to
           common shares                   $ 1,565,020   $(1,771,115)   $  (206,095)
         Net (income) loss per share -
           basic                           $      0.02   $     (0.02)   $        --
         Net (income) loss per share -
           diluted                         $      0.01   $     (0.01)   $        --

     o Interest expense. The increase in interest expense of $127,188 is due to the amortization of the unamortized debt discount of the 10% notes (see long-term debt for additional information).

     o Gain on remeasurement of derivatives. The increase in loss on remeasurement of derivatives of $1,994,553 is due to the Company remeasuring the value of the convertible features of financial instruments at September 30, 2005 from the value at June 30, 2005. The gain for the three months ended September0 30, 2005 is the result of a decrease in the price per share of the Company's stock.

     o Net income (loss). The increase in net income (loss) of $1,867,365 was due to the aforementioned changes to interest expense and loss on remeasurement of derivatives.

     o Dividends on preferred stock. The increase in dividends on preferred stock of $96,250 is due to the accrual of dividends of the Series F and H preferred stock of $86,250 and $10,000 for the three months ended September 30, 2005.

     o Net income (loss) applicable to common shares. The decrease in net income (loss) applicable to common shares of $1,771,115 was due to the aforementioned changes to service revenues, cost of revenue, interest expense, gain on remeasurement of derivatives and dividends on preferred stock.

     o Net income (loss) per share. The increase in net income (loss) per share was due to the change in net income (loss).

The effect of the restatements on the consolidated statement of operations for the nine months ended September 30, 2005 is as follows:

                                            Previously
              Account Name dr. (cr.)         Reported    Adjustments    As Restated
         --------------------------------  -----------   -----------    -----------
         Interest expense                  $ 1,135,816   $   381,564    $ 1,517,380
         Gain on remeasurement of
           derivative                      $        --   $(4,053,535)   $(4,053,535)
         Net (income) loss                 $ 2,453,525   $(3,671,971)   $(1,218,446)
         Dividends on preferred stock      $        --   $   278,750    $   278,750
         Net (income) loss applicable to
           common shares                   $ 2,453,525   $(3,393,221)   $  (939,696)
         Net (income) loss per share -
           basic                           $      0.04   $     (0.05)   $      0.01
         Net (income) loss per share -
           diluted                         $      0.04   $     (0.04)   $        --

     o Interest expense. The increase in interest expense of $381,564 is due to the amortization of the unamortized debt discount (see long-term debt for additional information).

     o Gain on remeasurement of derivatives. The increase in gain on remeasurement of derivatives of $4,053,535 is due to the Company remeasuring the value of the convertible features of financial instruments at September 30, 2005 from the value at December 31, 2004. The gain for the nine months ended September 30, 2005 is the result of the decline in the price per share of the Company's stock.

     o Net income (loss). The increase in net income (loss) of $3,671,971 was due to the aforementioned changes to interest expense and gain on remeasurement of derivatives.

     o Dividends on preferred stock. The increase in dividends on preferred stock of $278,750 is due to the accrual of dividends of the Series F and H preferred stock of $258,750 and $20,000 for the nine months ended September 30, 2005.

     o Net income (loss) applicable to common shares. The decrease in net income (loss) applicable to common shares of $3,393,221 was due to the aforementioned changes to service revenues, cost of revenue, interest expense, gain on remeasurement of derivatives and dividends on preferred stock.

     o Net income (loss) per share. The increase in net income (loss) per share was due to the change in net income (loss).

ORGANIZATION

         IBD was engaged in online auctions, a sports talk show on two radio stations, and classic animation art libraries until the fourth quarter of 2004 when the Company revised its business plan to focus on building a presence as a marketing and media holding company in the adult entertainment industry. In connection with the Company's revised business plan at December 31, 2004, the Company discontinued operations of its online auctions and sports talk show. The Company's operations in 2005 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiary iBill.

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

         The Company made several strategic investments in connection with its revised business plan. These investments include:

     o A 34.7% equity interest in PMG, an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

     o On March 31, 2005 the Company purchased a minority interest in Interactive Television Networks, Inc., formerly XTV, Inc. ITVN is an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks.

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

NOTE 4. INVESTMENTS IN PMG AND ITVN

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

5. LONG-TERM DEBT

         As of September 30, 2005, long-term debt is comprised of the following:

         10% Convertible Notes                                    $  9,525,000
         Series E preferred stock                                    3,500,000
         Series F preferred stock                                    3,450,000
         Series H preferred stock                                      400,000
         Notes payable                                               5,458,981
         Line of credit                                              1,962,954
                                                                  ------------
         Total long-term debt                                       24,296,935
         Less: current maturities                                   (5,105,889)
         Less: unamortized discount, net                            (4,255,962)
                                                                  ------------
         Total long-term debt, net of current portion
           and unamortized discount, net                          $ 14,935,084
                                                                  ============

10% CONVERTIBLE NOTES, SERIES E, F & H PREFERRED STOCK

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

         The unamortized discount, net, of $4,255,962 is comprised of the following and will be amortized over the following periods:

                  10% Convertible Notes (5 years)                                     $ 2,162,188
                  Series E preferred stock (3 years)                                    1,749,015
                  Series F preferred stock (5 years)                                    1,775,759
                  Series H preferred stock (5 years)                                   (1,431,000)
                                                                                      -----------
                  Unamortized discount                                                $ 4,255,962
                                                                                      ===========

         As of September 30, 2005, convertible features of financial instruments is comprised of the following:

                  10% Convertible Notes                                               $   411,382
                  Series E preferred stock                                                659,825
                  Series F preferred stock                                                650,399
                                                                                      -----------
                  Convertible features of financial instruments                       $ 1,721,606
                                                                                      ===========

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

6. RELATED PARTY TRANSACTIONS

         The amount due to stockholders at September 30, 2005 was approximately $965,000. These amounts represented advances from shareholders and corporate expenses paid personally by officers and shareholders. The amount due to related parties at September 30, 2005 was approximately $165,000.


7. ACQUISITION OF IBILL

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

8. COMPREHENSIVE LOSS

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

RESTATEMENT OF FINANCIAL STATEMENTS

During the fourth quarter of 2005, we engaged an independent third party firm to review our current valuation of the convertible notes and Series D, E, F, G and H Preferred Stocks issued in connection with the acquisition of iBill and the investments in PMG and ITVN. Based on the results of the valuation project, we have restated our thidd quarter 2005 consolidated financial statements to revise the initial estimated value proscribed to the 10% convertible notes and Series E, F and G Preferred Stocks. These changes affect the balance sheet, statement of shareholders' equity and the statement of cash flows. See the footnotes to the consolidated financial statements for additional details.

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

OTHER INCOME. Other income for the three months ended September 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services of $141,443, gain on remeasurement of derivatives of $1,994,553 and other income of $2,196,180, partially offset by interest expense of $576,950 from LOC, notes payable and amortization of discount on 10% notes. Other income of $2,196,180 was comprised of processor reserves held by First Data Merchant Services for prior year services which we had previously set up an allowance for.

         NET INCOME (LOSS). Net income (loss) decreased from $962,483 for the three months ended September 30, 2004 to net income of $302,345 for the three months ended September 30, 2005.

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

         OTHER INCOME. Other income for the nine months ended September 30, 2005, consisted of interest income from the reserves held by First Data Merchant Services and overnight cash management interest income of $373,097, gain on remeasurement of derivatives of $4,053,535 and other income of $7,251,769, partially offset by interest expense of $1,517,380 from LOC, notes payable and amortization of discount of 10% notes. Other income of $7,251,769 includes $4,466,586 of processor reserves held by First Data Merchant Services for prior year services which we had previously set up an allowance for and a $2,785,183 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions.

         NET INCOME (LOSS). Net income (loss) decreased from net loss of $1,866,740 for the nine months ended September 30, 2004 to $767,438 for the nine months ended September 30, 2005.

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

         At September 30, 2005 we had cash of $467,180 and a working capital deficit of $22,152,399. We currently believe that operating cash flows from our iBill operation, current cash balances and borrowings will be adequate to meet its operating needs and capital requirements for the remainder of 2005. However, we have past due obligations, including but not limited to client payouts of $18,361,221 less processor reserves of $5,328,550, leaving a net deficit of client payouts of $13,032,671. We require additional financing to satisfy past due obligations. Presently, we do not have any material capital expenditure commitments for the remainder of 2005 and 2006.

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

CONTRACTUAL OBLIGATIONS

         The following table reflects our notes payable as of September 30, 2005 (in thousands):

                                                                          PAYMENTS DUE BY PERIOD
                                                     -------------------------------------------------------------
                                                                  LESS THAN        2-3          4-5         AFTER
                                                       TOTAL       1 YEAR         YEARS        YEARS       5 YEARS
                                                     --------     --------      --------     --------     --------
Long-term debt obligations.....................      $ 24,297     $  5,106      $  5,816     $ 13,375     $     --
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

         Except for the change that occurred subsequent to the period covered by this report, no other changes in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                          INTERACTIVE BRAND DEVELOPMENT, INC.



Dated: April 17, 2006                    By: /s/ Steve Markley
                                              ----------------------------------
                                          Steve Markley
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer


Dated: April 17, 2006                    By: /s/ Jeff Yesner
                                             -----------------------------------
                                          Jeff Yesner
                                          Chief Financial Officer

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