Form 10KSB
period 2005-12-31
Interactive Brand Development Inc.
filed 2006-04-17
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

———————

INTERACTIVE BRAND DEVELOPMENT, INC.

(Name of small business issuer specified in its charter)

———————

Delaware	0-20958	86-0519152
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

3275 W. Hillsboro Blvd.

Deerfield Beach, FL 33442

(Address of principal executive offices, including zip code)

(954) 363-4400

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

(Title of Class)

Common Stock, $0.001 par value per share

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $6,923,830.

The number of shares outstanding of the issuer’s common stock as of March 15, 2006 was 104,515,701 shares. The aggregate market value of the common stock (96,557,411 shares) held by non affiliates, based on the closing price ($0.08) of the common stock as of March 15, 2006 was $6,924,593.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I

Item 1.     Description of the Business

1

Item 2.     Description of Properties

14

Item 3.     Legal Proceedings

14

Item 4.     Submission of Matters to a Vote of Security Holders

16

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and

Small Business Issuer Purchase of Equity Securities

17

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 7.     Financial Statements and Supplementary Data

24

Item 8.     Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

24

Item 8A.  Controls and Procedures

24

Item 8B.  Other Information

25

PART III

Item 9.     Directors and Executive Officers of the Company

26

Item 10.   Executive Compensation

28

Item 11.   Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

29

Item 12.   Certain Relationships and Related Party Transactions

30

Item 13.   Exhibits

32

Item 14.   Principal Accountant Fees and Services

33

SIGNATURES

35

All references to “we, “us,” or “our,” in this Annual Report on Form 10-KSB means Interactive Brand Development, Inc.

PART I

This Report includes forward-looking statements. Statements other than statements of historical fact included in this Report, including the statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report regarding future events or prospects, are forward-looking statements. The words “May,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “should” or variations of these words, as well as other statements regarding matters that are not historical fact, constitute forward-looking statements. We have based these forward-looking statements on our current view with respect to future events and financial performance. These views involve a number of risks and uncertainties which could cause actual results to differ materially from those we predict in our forward-looking statements and from our past performance Although we believe that the estimates and projections reflected in our forward-looking statements are reasonable, they may prove incorrect, and our actual results may differ, as a result of the following uncertainties and assumptions:

•

our business development, operating development and financial condition;

•

our expectations of growth in demand for our products and services;

•

our expansion and acquisition plans;

•

the impact of expansion on our revenue potential, cost basis and margins;

•

the effects of industry, credit card associations and governmental regulatory developments and legal proceedings on our business;

•

satisfaction of the default notice served by the 10% note holders and settlement with webmasters;

•

the impact of exchange rate fluctuations; and

•

our ability to obtain additional financing.

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

Item 1.

Description of the Business

Our History

Interactive Brand Development, Inc. (IBD or the Company) is a Delaware corporation. In November 2002, Care Concepts, Inc. I (CCI) consummated a reverse merger with iBid America, Inc. (iBid), a Florida corporation, which was organized on February 2, 2001, whereby iBid merged with our wholly-owned subsidiary.

From November 2002 through December 31, 2004, IBD was principally engaged in online auctions through IBidUSA.com and in the investment and sale of classic animation art libraries. On November 29, 2004, we changed the corporate name from CCI to Interactive Brand Development Inc. In a reverse acquisition, as iBid is considered to be the acquirer, its financial statements were subsequently reported as our financial statements. Each of the common shares of iBid was converted into an equivalent number of our common shares. Each of the three series of preferred stock of iBid was converted into an equivalent number and on the same terms and conditions of a series of our preferred stock. iBid shareholders received an aggregate of 12,080,867 shares of our common stock and 68,553 shares of our convertible preferred stock and we received a 100% wholly-owned interest in iBid. In connection with the merger, the holders of the newly issued classes of preferred stock converted their shares into 2,242,194 shares of our common stock.

In April 2004, we acquired Foster Sports, Inc., a company that primarily broadcasts a sports talk show on two radio stations in South and Central Florida. In November 2004, we elected to divest our ownership interest in Foster Sports, Inc. The transaction has been accounted for as a discontinued operation.

On October 2004, we purchased 347,138 shares of class B non-voting stock which now represents an approximate 27% nonvoting interest in Penthouse Media Group, Inc. (PMG). The investment was financed through a private placement of 35,000 shares of Series E convertible preferred stock for net proceeds of $3,500,000; 34,500 shares of Series 10% cumulative convertible Series F preferred stock for net proceed of $3,450,000; 10% convertible subordinated secured notes for net proceeds of $9,525,000; and the issuance of 45,000 shares of Series G convertible preferred stock. Additionally, we issued warrants to purchase an additional 4,216,280 shares of our common stock to the holders of the convertible preferred stock and convertible notes. The Company recorded its investment at $22,214,945. The Series E and F preferred stocks are classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. Due to embedded conversion features, we originally bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E and F preferred stocks, respectively, and changes in fair value or charged or credited to income on a quarterly basis. During 2005, the Company recorded a gain on the remeasurement of derivatives of $4,735,026. Subsequent to year end, on March 31, 2006, PMG reincorporated in Nevada and had a 100-1 forward stock split. All PMG share and per share amounts are shown prior to the March 31, 2006 stock split.

In November 2004, we purchased 26,261 pieces of cel art from American Collectors Exchange, Inc. valued at $1,380,000 in consideration of 3,000,000 shares of our common stock. The cel art is produced by Filmation, including She-Ra Princess of Power, He-Man and the Masters of the Universe, Flash Gordon, and Bravestarr; Sony/Columbia’s The Real Ghostbusters; MCA/Universal’s Back to the Future, Beethoven, and Shelley Duvall’s Bedtime Stories; and Lucasfilm’s Star Wars Ewoks.

In December 2004, we purchased an additional 33,739 pieces of cel art valued at $1,686,950 in consideration of 3,700,000 shares of our common stock from Original Cartoon Cels, Inc. The cel art is similar to the pieces described above.

At December 31, 2004, we revised our business plan and discontinued our online auction operations. On March 1, 2005, we entered into a management agreement with LTC Group, Inc., (LTC) in which LTC assumed responsibility for the operations of iBidUSA.com, including sales, customer service, maintenance and administration of the website. We have recorded the auction website line of business as a discontinued operation in the consolidated financial statements. On December 31, 2005, we entered into a mutual termination agreement with LTC in which LTC was no longer responsible for the operations of the website and we sold all rights to the website to a related party for $6,000 (see Note 3 in the footnotes to the consolidated financial statements.)

On January 21, 2005, we completed our acquisition of 100% of the equity of Media Billing Company LLC and its subsidiary, Internet Billing Company LLC (iBill). The acquisition was financed through the issuance of 330,000 of shares Series D convertible preferred stock.

On January 31, 2005, our board of directors and a majority of shareholders approved a proposal to amend our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 400,000,000 shares of common stock and 5,000,000 shares of preferred stock. The amendment was effective March 31, 2005.

On March 31, 2005, we acquired a minority equity interest in Interactive Television Networks, Inc. (ITVN) (OTCBB: ITTV). Our investment, at that time, represented a 25% equity ownership of ITVN, in exchange for 4,000 shares of Series H convertible preferred stock and $1,700,000 in cash. We recorded our investment at $4,852,224. We recorded the Series H preferred stock as a long-term debt, net of the amount allocated to the warrants attached thereto. On June 30, 2005, ITVN merged with Radium Ventures. Pursuant to the merger agreement, IBD received 5,529,222 restricted common shares of ITVN. 1,382,140 shares are held in escrow subject to release upon the achievement of us providing a designating number subscriber sign ups to ITVN. At this time, it is not determinable if we will be able to meet the subscriber sign up goal. All shares not released from escrow by October 31, 2006 will be forfeited on that date. As of December 31, 2005, our investment represented approximately 22% ownership of ITVN.

On March 27, 2006, we outsourced our payment processing operations. We entered into an agreement with Etelegate Arizona, LLC (Etelegate), an Arizona limited liability company, an unrelated third-party processor whereby all current client transactions of iBill will now be processed by this company. We will receive commissions and referral fees for existing and new clients. This outsourcing arrangement helps us align our operations with the December 31, 2004, previously disclosed change in business plan to focus on building a presence as a sales, marketing and media company (see below).

Our Business

General

Until December 31, 2004, our operations principally consisted of (i) an online auction website http://ibidusa.com, and (ii) investments in an animation library. During the fourth quarter of 2004, we revised our business plan to focus on building a presence as a sales, marketing and media holding company in the adult entertainment industry.

We made several strategic investments in connection with our revised business plan to become a successful sales, marketing and media company in the adult entertainment industry. These investments include:

•

A 27% non-voting interest in PMG, an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

•

A 100% ownership of Media Billing LLC and its wholly owned subsidiary, iBill, an online payment processing provider (http://www.ibill.com).

•

A 22% minority interest in ITVN. ITVN is an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks.

The Penthouse Media Group Investment

On October 19, 2004, we purchased 347,138 Class B shares of PMG (formerly, General Media, Inc.), now representing a non-voting equity interest of approximately 27%. PMG is a brand driven global entertainment business founded by Robert C. Guccione in 1965 whose flagship PENTHOUSETM brand is one of the most recognized consumer brands in the world and is widely identified with premium entertainment for adult audiences. PMG caters to men’s interests through various trademarked publications, movies, the Internet, location based live entertainment clubs and consumer product licenses.

We purchased our equity interest in PMG from PET Capital Partners, LLC. In connection with our investment in PMG, we issued preferred stock and notes that are convertible into an aggregate of approximately 71,984,490 shares of our common stock. In addition, we issued warrants to purchase an additional 4,216,280 shares of our common stock to the holders of the convertible preferred stock and convertible notes. We report the investment in PMG under the cost method of accounting. Accordingly, the investment is reflected on the balance sheet at its initial cost, and we will recognize income only to the extent we receive cash distributions from PMG.

Our strategy is to participate indirectly through the passive investment in PMG. PMG and its affiliates have recorded historical estimated gross sales of $3.0 billion since inception and, as a result, the PENTHOUSE brand has developed a prominent awareness in the mind of consumers. We believe that it would be financially impractical for competitors to recreate this level of public recognition for a similar brand and therefore the brand has substantial commercial value. In addition to the prohibitive cost of developing similar brand value, the estimated future cash flows derived from the licensing of the PENTHOUSE brand name in exchange for recurring royalty payments is a factor in determining the fair value of the intellectual property represented by the brands. The actual current commercial market value of the PENTHOUSE brand name is not determinable at this time, but it will not impact our financial position or results of operations except to the extent such value indicates that impairment has occurred.

PMG is controlled by affiliates of Marc Bell Capital Partners. Marc Bell Capital Partners and its affiliates are currently the largest holders of PMG debt and equity securities. We have certain rights set forth in our shareholder agreement intended to enable us to participate with the other equity holders of PMG in certain significant transactions, including a future initial public offering.

During 2005, PMG noted in its quarterly financial statements, that it had engaged a valuation firm to determine its estimated fair value. While we were unable to obtain this critical valuation information from PMG, we note that during the third quarter of 2005, PMG received funding at approximately $66 per share. As of December 31, 2005, the value of our investment in PMG is approximately $64 per share.

All of the shares of PMG common stock currently are pledged as collateral to secure our obligations to the holders of the 10% Notes and the Series F preferred stock. Specifically, 254,834 shares of PMG common stock serve as collateral for the obligations under the 10% Notes, and 92,304 shares of PMG common stock serve as collateral for the obligations under the Series F preferred stock. As disclosed under the heading “Legal Proceedings,” a significant holder of the Series F preferred stock has brought suit against us alleging an array of breaches by IBD, Media Billing and iBill of the agreements governing its rights as a holder of the Series F preferred stock and is seeking money damages and foreclosure on the shares of PMG common stock that serve as collateral. In addition, certain holders of the 10% Notes sent a notice of default to us on December 20, 2005. Although we are pursuing settlement with all such parties, we anticipate that we may have to relinquish a significant number of shares of PMG common stock in connection with the foregoing actions or settlement of such actions

iBill Business Acquisition

On July 21, 2004, we entered into an agreement with PHSL Worldwide, Inc. (PHSL), whereby we would acquire all of the membership interests in Media Billing, LLC, which owns 100% of the membership interests in iBill, from PHSL in exchange for 330,000 shares of our Series D convertible preferred stock, the conversion of which would result in PHSL owning 49.9% of our fully diluted common stock outstanding. The transaction closed January 21, 2005.

In July 2005, Media Billing LLC and iBill were amalgamated into iBill Corporation.

iBill provides payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry. During the year ended December 31, 2005, service offerings consist of credit card and stored value card processing, online check processing and telephone billing processing.

•

Credit card and stored value card payment processing provides services to merchants that sell goods and services through the Internet, and as an intermediary “aggregator” in that it aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.

•

Online check payment processing provides services to merchants that sell goods and services through the Internet. iBill’s Web Merchants offer consumers the ability to pay by authorizing a direct debit, via the Automated Clearing House System, (referred to as ACH) to the consumer’s checking account.

•

Telephone billing provides payment services to merchants that sell goods and services through the Internet. iBill’s Web Merchants offer consumers the ability to pay by authorizing a charge to be made on their telephone bill for their internet purchase.

On March 27, 2006, we outsourced our payment processing operations. We entered into an agreement with Etelegate whereby all current client transactions of iBill will now be processed by this company. The aforementioned service offerings will be provided by Etelegate. We will receive commissions and referral fees for existing and new client transactions processed through Etelegate.

Interactive Television Networks, Inc. Investment

In March 2005, we purchased a minority interest in ITVN, an emerging provider of IPTV hardware, programming software and interactive networks. IPTV is the highly-anticipated provision of interactive television to home television over standard Internet home broadband connections. ITVN addresses this market with a complete product solution that will provide a range of affordable content on demand including news, music, broadcast entertainment and web media, as well as on-screen viewing and management of personal media including photos and videos. Consumers simply connect ITVN’s small, sleek set top box to their existing home broadband/DSL router, cable modem router or wireless LAN and plug in the set top connector to their television set and subscribe to the services that best meet their needs.

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

Our Competitive Strengths

We believe the following strengths, among others, will enable us to exploit the growing global market for on-line payment processing and adult entertainment:

•

Recognized brand name: iBill is a provider of eCommerce solutions for businesses selling products and services over the Internet. iBill provides secure Internet payment processing solutions and transaction services that enable Web Merchants to accept and process real-time payments for goods and services purchased on the Internet.

•

Established market position and client network: iBill is a long-established worldwide provider of on-line payment processing services. iBill’s history gives us an extensive database of clients and end users for whom we have processed payments. The client network provides an effective channel to introduce new products and services.

Our Strategy

Our vision is to be a preferred sales, marketing and media company using our established relationships created through online payment processing, to gain a foothold in the households of the consumer to introduce new and exciting products. We have developed the strategies described below to increase sales and operating margins while maintaining the quality of our products and services and the integrity of our brand name.

•

Develop strategic alliances and joint ventures with businesses outside of the adult entertainment industry to broaden our distribution channels.

•

Use of a third party to outsource the multiple online payment processing services iBill provides, enabling management to focus on enhancing the marketing services it currently provides.

•

Transform extensive end user database into an advertising based revenue stream inclusive of a direct marketing program for products and services.

•

Continue to increase and strengthen brand awareness.

Our Financing

During 2005, we met our financing needs through the issuance of debt and unregistered shares of our common stock. During the second quarter of 2005, we issued to various iBill clients, promissory notes payable to settle past due amounts owed to these clients. These notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in full with accrued interest in two years. These notes can be paid, at our sole discretion either 100% in cash or 50% in cash and 50% in restricted stock.

On July 14, 2005, iBill entered into a credit and security agreement with Takeley Investments Ltd. (Takeley). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $426,889 is outstanding as of December 31, 2005. The note bears interest at 15% per annum and is due July 31, 2006. As additional consideration for entering into the credit and security agreement, we issued Takeley a common stock purchase warrant to purchase 1,000,000 shares of common stock of IBD, exercisable at $0.33 per share at any time prior to July 14, 2010.

During the fourth quarter of 2005, we executed an amended and restated promissory note with IIG Trade Opportunities Fund (IIG). The amended note increases the Company’s line of credit with IIG from $2.1 million to $6 million. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. As of December 31, 2005, the Company had drawn $3,294,251 on the line of credit.

On August 8, 2005, we issued 3,700,000 shares of common stock to Miracle Day Investments, LLC in a private placement for proceeds of $555,000. During 2005, we issued approximately 9,000,000 shares of our common stock in exchange for debt or services valued at approximately $2,100,000.

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

Historically, the adult entertainment industry has attracted a considerable level of government and regulatory attention primarily due to obscenity, which has led to limitations on either the explicitness of content or the availability. Traditionally, to view adult material, consumers were required to purchase movies in a public environment or to go to an adult movie theatre or peepshow. New technologies have helped to legitimize the industry and increase the size of the market. During the 1980s, the introduction of adult movies on video cassette and through broadcasting on cable and satellite television increased acceptance of adult media content by confining it to the privacy of the consumer’s home.

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

The use of the Internet for viewing adult media content is expected to increase significantly. Broadband Internet access is transforming the way that millions of consumers use and pay for news, entertainment, music and other media. Consumers will use their Internet high-speed, always on broadband connections to access and pay for entertainment content, including adult content, and services. According to analysis and forecasts, global broadband subscriptions were estimated to have grown by 50% to 150 million1 during 2004 and by 2009 the number of broadband subscribers is expected to grow to more than 287 million2.

Although Video on Demand (VOD) online is still in its absolute infancy and VOD via cable is the default delivery pipe at the moment, it is interesting to note that forecasts2 see global VOD online consumer spend going from US$ 70 million in 2003 to US$ 2.34 billion in 2007, representing a CAGR of 142%.

———————

1 Point Topic Ltd’s (UK) World broadband market analysis of 16 December 2004.

2 Forecasted by RHK, Inc (USA)

Competition

The online payment processing industry is highly competitive. Many small companies compete with us in providing payment processing services to the adult entertainment merchants. These competitors include, but are not limited to, CCBill and Paycom. We believe that the principal competitive factors in our market include:

•

Quality of service.

•

Reliability of service.

•

Ability to evaluate, undertake and manage risk.

•

Speed in implementing payment processes.

•

Price and other financial terms.

•

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

Employees

At December 31, 2005, we had 59 full time employees, including: 15 in operations, marketing and customer service; 6 in sales; 12 in information technologies; 8 in accounting and legal; 15 in administrative positions; and 3 in management. None of our employees are represented by a labor union, nor are they governed by any collective bargaining agreements. We consider relations with our employees as satisfactory.

Risk Factors

There are a number of factors, including those specified below, which may adversely affect our business, financial results or stock price. Additional risks that we do not know about or that we currently view as immaterial may also impair our business or adversely impact our financial results or stock price.

We have a history of operating losses and this may continue to be the case.

Our expenses are currently greater than our revenues. At December 31, 2005, we had an accumulated deficit of $24,951,140 and we posted a net loss of 20,199,387 in fiscal year 2005. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

We have a working capital deficit, we may not be able to finance our operating needs and our auditors’ report expressed substantial doubt as to our ability to continue as a going concern.

Our current liabilities are currently greater than our current assets. At December 31, 2005, we had a working capital deficit of $24,824,876. Our ability to meet our operating needs depends on our ability to secure third party financing. We cannot provide any assurances that we will be able to obtain financing. In connection with their audit report on our consolidated financial statements as of December 31, 2005, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern as such continuance is dependent upon our ability to raise sufficient capital.

Our wholly-owned subsidiary, iBill may face extensive litigation by former clients pursuant to payments owed for processing services provided.

Subsequent to our acquisition of iBill, we have been engaged in extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. We have settled certain past due amounts through issuance of notes payable and will continue to work with clients to settle past due amounts. However, there can be no assurance that we will be successful in settling with all of our current and former clients. The Company has failed to comply with the settlement terms of several of the settlement agreements due to its lack of working capital. See Item 3 – Legal Proceedings for additional details.

As of December 31, 2005, we received notice that we were in default related to the terms of our 10% notes and we may not be able to satisfy the default notice.

On December 20, 2005, we received notice from a representative of 15 of the 17 holders of the 10% Notes (Note Holders), of our default related to the terms of our 10% Notes in the total principal amount of $8.0 million. We have tendered a settlement offer to the Note Holders. We intend to use our best efforts to negotiate a settlement with the Note Holders and emphatically deny the allegation of misrepresentation and reconfirm that the collateral was available at all times, as was represented to the Note Holders. We cannot give any assurances that the Note Holders will agree to our settlement offer.

The Public Company Accounting Oversight Board (PCAOB) is required to review all registered independent public accounting firms once every three years and any material adverse findings could result in potential restatements to previously issued financial statements.

The PCAOB was created by the Sarbanes-Oxley Act of 2002 to review the work performed by independent public accounting firms. All firms conducting audits must register with the PCAOB and these firms get reviewed once every three years. While the PCAOB does not have jurisdiction over public companies, they present their findings to the Securities and Exchange Commission (SEC). During their review, if the PCAOB determines a material change is required, the SEC could inform the public company that a restatement is required. While we do not expect a restatement to occur should the PCAOB review our company during its review of our registered independent auditors, we cannot give any assurances it could not occur.

A majority of our ongoing revenue will be derived from a company we outsourced our payment processing services to.

On March 27, 2006, we outsourced our payment processing services to Etelegate. Our revenue will be derived from transactions processed by Etelegate for both our existing clients as well as new clients that are signed up by us. We have no control of Etelegate’s management. Per the terms of the agreement, we remain responsible for client services for existing and new clients. While Etelegate can terminate the agreement with 90 days notice with no payout provisions, they would then become responsible for the extensive client services support we will be providing. We outsourced the payment processing services in order to focus on sales and marketing.

Per the agreement, Etelegate is responsible for processing transactions and customer service. Customer complaints or negative publicity about customer service, breaches of customers’ privacy, breakdowns in customer payment processing and the inability to handle increased volume of transactions could severely diminish consumer confidence and result in the loss of transactions and ultimately a loss of revenue.

If Etelegate terminates this agreement prior to us finding additional revenue streams from our sales and marketing efforts or cannot handle the increased level of volume or customer service requests, it could have a material and adverse effect on our business, results of operations and financial condition. We cannot give any assurances that Etelegate will not terminate the agreement or be able to handle the increased level of volume and customer service requests.

The implementation of the outsourcing agreement may not be successful.

On March 30, 2006, we began outsourcing payment processing services through Etelegate. If the conversion is not smooth or Etelegate cannot handle the increased level of volume, clients and customers could get impatient and look to process or pay through another company. This could have a material and adverse effect on our business, results of operations and financial condition.

There are some unresolved comments from the SEC on our previously issued financial statements.

We received a letter from the SEC asking for clarification on various items. These items include: the valuation of the PMG investment, the basis of accounting for the PMG investment and the valuation of certain series of preferred stock. We have been working with the Commission to answer their comments. We cannot give any assurance that we will not have to restate prior filings based on the Commission’s final response.

We may not realize the anticipated benefits of our recent investments and acquisitions.

Our board of directors believes that the acquisition of iBill and the investments in PMG and ITVN will permit us to achieve a greater level of success than was possible with our discontinued operations. However, there can be no assurance that, following the acquisition and investments, we will be successful.

Laws and government regulations governing adult content could have an adverse effect on our business.

Although the right to create adult content is protected by the First and Fourteenth Amendments to the United States Constitution, the First and Fourteenth Amendments do not protect the dissemination of this material, and several states and communities in which our products and services are provided have enacted laws regulating the distribution of late night programming with some offenses designated as misdemeanors and others as felonies, depending on numerous factors. The consequences for violating the state statutes are as varied as the number of states enacting them. The potential penalties for individuals (including corporate directors and officers) violating these federal laws include fines, community service, probation, forfeiture of assets and incarceration. Although iBill undertakes to comply with all applicable statutes and regulations, we cannot assure you that our efforts will be successful and that we will always comply with all applicable state and federal statutes and regulations.

Changes in laws and regulations regarding the dissemination of adult content may restrict our ability to sell or license products.

While, to our knowledge, we have not been subject to any enforcement action to prohibit the dissemination of any of its content to its customers, new laws or amendments to current ones may enable or facilitate governmental bodies to prohibit or proscribe the publication of material defined as “obscene” or in similar terms.

Since we are involved in the adult content business, it may be more difficult for us to raise money or attract market support for our stock.

Some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to provide us with financing, or to participate in its public market or other activities, due to the nature of our business, which, in turn, may adversely affect the value of our stock, and our ability to attract market support.

iBill relies on third party financial institutions and other services to process its payment transactions. If iBill loses access to these payment transaction sources, its business would be materially and adversely affected.

Since iBill is not a bank, it cannot belong to and directly access the credit card associations or the ACH payment network. As a result, iBill must rely on banks or their independent service operators to process its transactions. As previously disclosed in 2004, First Data terminated the procession of iBill’s transactions, requiring iBill to obtain new banks and servicers for its transactions. iBill’s customers and its revenues were adversely impacted by the termination of its relationship with First Data. There can be no assurance that the new banks and servicers handling the iBill transactions will perform as well as First Data, or that they will not also terminate business with iBill in the future. iBill’s failure to smoothly maintain these processing services on acceptable terms would effectively shut down its Internet transaction processing business and have a material and adverse effect on iBill’s financial condition and future business prospects.

The above will apply to any firm that iBill outsources its payment processing services to. As we earn commissions from the transactions that are processed, loss of access to payment sources would have a material and adverse effect on our business, results of operations and financial condition.

iBill depends on online adult transactions for a significant percentage of its revenues. If iBill’s ability to earn revenues through websites offering adult content is impaired, its financial results and growth prospects would be significantly and adversely affected.

The vast majority of revenue earned by iBill is from purchases made at adult websites. iBill relies on these transactions for a substantial portion of its customer base and its payment volume. If ability to process payments for purchases made on online adult websites became impaired, or if these online adult sites took additional steps to integrate their own payment services, iBill’s business would suffer.

Changes to credit card association rules or practices could negatively affect iBill revenue and could result in a termination of its ability to accept credit cards. If iBill and/or its third party outsourced processor are unable to accept credit cards, iBill’s ability to earn revenue would be seriously damaged.

All third party processors must comply with the operating rules of the credit card associations and NACHA as they apply to merchants. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with iBill and its processors. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules that iBill or its processors might find difficult or even impossible to comply with, in which case iBill and its processors could lose their ability to give customers the option of using credit cards to fund their payments. If iBill or its processors were unable to accept credit cards iBill’s ability to earn revenue would be seriously damaged.

American Express has instituted a policy of not processing credit card charges for online adult-related content. If other credit card processing companies were to implement a similar policy, this could have a material adverse effect on iBill’s business, results of operations and financial condition.

iBill faces significant risks of losses due to fraud and disputes between senders and recipients.

iBill faces significant risks of loss due to fraud and disputes between senders and recipients, including:

•

unauthorized use of credit card and bank account information and identity theft;

•

merchant fraud and other disputes over the quality of goods and services;

•

breaches of system security;

•

employee fraud; and

•

use of the iBill system for illegal or improper purposes.

When a customer pays a merchant for goods or services through iBill using a credit card and the cardholder is defrauded or otherwise disputes the charge, the full amount of the disputed transaction gets charged back to iBill and its credit card processor levies additional fees against it, unless iBill can successfully challenge the chargeback. Chargebacks may arise from the unauthorized use of a cardholder’s card number or from a cardholder’s claim that a merchant failed to perform. If iBill’s chargeback rate becomes excessive, credit card associations can require iBill to pay fines and could terminate its ability to accept their cards for payments. iBill cannot give any assurances that it will not be fined or penalized in the future due to excessive chargeback levels.

iBill has taken measures to detect and reduce the risk of fraud, but it cannot assure you of their effectiveness. If these measures do not succeed, iBill business will suffer.

iBill incurs chargebacks and other losses from merchant fraud, payment disputes and insufficient funds.

iBill incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant’s description or that the customer did not authorize the purchase. iBill also incurs losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. iBill’s liability for such items could have a material adverse effect on its business and result in iBill losing the right to accept credit cards for payment. If iBill is prohibited from accepting credit cards for payment, its ability to compete could be impaired, and its business would suffer.

Unauthorized use of credit cards and bank accounts could expose iBill to substantial losses. If the Company is unable to detect and prevent unauthorized use of cards and bank accounts, its business would suffer.

The highly automated nature of, and liquidity offered by, iBill payment product makes it an attractive target for fraud. In configuring iBill product, it faces an inherent trade-off between customer convenience and security. Identity thieves and those committing fraud using stolen credit card or bank account numbers, often in bulk and in conjunction with automated mechanisms of online communication, potentially can steal large amounts of money from businesses such as iBill’s. iBill believes that several of its current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. iBill expects that technically knowledgeable criminals will continue to attempt to circumvent its anti-fraud systems, which can result in a significant adverse impact on iBill’s ability to remain in business.

Security and privacy breaches in iBill electronic transactions may expose it to additional liability and result in the loss of customers, either of which events could harm iBill business and cause its stock price to decline.

Any inability on iBill’s part to protect the security and privacy of its electronic transactions could have a material adverse effect on iBill profitability. A security or privacy breach could expose us to additional liability; increase its expenses relating to resolution of these breaches; and deter customers from using its product. Any failures in iBill security and privacy measures could have a material adverse effect on its business, financial condition and results of operations.

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

Despite measures iBill has taken to detect and prevent identify theft, unauthorized uses of credit cards and similar misconduct, iBill payment system remains susceptible to potentially illegal or improper uses. These may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures iBill has taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will succeed.

If the merchants that use iBill’s services are operating illegally, iBill could be subject to civil and criminal lawsuits, administrative action and prosecution for, among other things, money laundering or for aiding and abetting violations of law. iBill would lose the revenues associated with these accounts and could be subject to material penalties and fines, both of which would seriously harm its business.

iBill is subject to U.S. and foreign government regulation of the Internet, the impact of which is difficult to predict.

There are currently few laws or regulations that apply specifically to the sale of goods and services on the Internet. The application to iBill of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, electronic contracting, consumer protection and privacy is unclear. iBill’s liability if its customers violate laws on pricing, taxation, impermissible content, intellectual property infringement, unfair or deceptive practices or quality of services is also unclear. In addition, iBill may become subject to new laws and regulations directly applicable to the Internet or our activities. Any existing or new legislation applicable to iBill could expose it to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which iBill depends. In addition, any increase in the taxation of electronic commerce transactions may make the Internet less attractive for consumers and businesses, which could have a material adverse effect on iBill business, results of operations and financial condition.

iBill financial success will remain highly sensitive to changes in the rate at which its customers fund payments using credit cards rather than bank account transfers or existing iBill account balances. Our profitability could be harmed if the rate at which customers fund using credit cards goes up.

iBill and its processors pay significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing iBill account balance. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

Increases in credit card processing fees could decrease iBill’s revenues, affect its profitability, or otherwise limit iBill operations.

From time to time, Visa, MasterCard, American Express and Discover increase the interchange fees that they charge for each transaction using their cards. MasterCard implemented an increase to its interchange fees effective April 2002. Credit card processors have the right to pass any increases in interchange fees on to third party processors. Any such increased fees could decrease iBill’s revenues and reduce its profit margins as iBill will be earning commissions based on net revenue (gross revenue less processor costs).

iBill may not protect its proprietary technology effectively, which would allow competitors to duplicate its products. This would make it more difficult for iBill to compete with them.

iBill’s success and ability to compete in its markets depend, in part, upon its proprietary technology. iBill relies primarily on copyright, trade secret and trademark laws to protect its technology including the source code for its proprietary software, documentation and other proprietary information. While iBill has filed five patent applications, it has not been granted any patents for features of its electronic payment processing system. There is no assurance that any of iBill’s patent applications will be granted or that if they are granted, they will be valid. A third party might try to reverse engineer or otherwise obtain and use iBill’s technology without its permission, allowing competitors to duplicate iBill products. In addition, the laws of some countries in which iBill sells its product may not protect software and intellectual property rights to the same extent as the laws of the U.S.

iBill depends on increasing development of the Internet.

iBill’s business depends, in part, upon the Internet to generate business-to-business commerce and provide Web-enabled software access to customers. The Internet’s viability for conducting commerce and business profitably has not yet been fully established. Several factors may slow the growth of, or otherwise impede, online commerce including the lack of or slow development of enabling technologies, performance improvements and other necessary infrastructure, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased or more stringent regulation or taxation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally. The occurrence of any of these events would have a material, adverse effect on the iBill business, financial condition and results of operations.

iBill’s conversion of its database into a revenue producing marketing stream may not be successful.

An emerging strategy of iBill’s business depends, in part, upon the successful transformation of its extensive end user database into an advertising based revenue stream, inclusive of a direct marketing program for products and services. There can be no certainty that this emerging strategy will be successful.

iBill’s business strategy depends on the development and maintenance of strategic relationships.

iBill’s success will depend in part on its ability to develop and maintain strategic relationships. We believe that such relationships will be important in order to validate iBill business strategy, facilitate broad market acceptance of its products and enhance its sales, marketing and distribution capabilities. Although iBill is currently negotiating arrangements with certain companies, it currently has entered into few formal strategic relationships. These relationships are still tenuous and there is no assurance that iBill will be able to enter into more of them or build upon those it has entered into. Any inability on iBill’s part to develop, attract or maintain strategic relationships, or the termination of one or more successful relationships, could have a material, adverse effect on its business, financial condition, results of operations and future prospects.

Workplace and other restrictions on access to the Internet may limit user traffic on iBill web sites.

Many offices, businesses and educational institutions restrict employee and student access to the Internet. Because iBill revenues are dependent on user traffic on its sites, an increase in these types of restrictions, or other similar policies, could harm our business, financial condition and operating results. In addition, access to iBill Web sites outside the United States may be restricted by governmental authorities or Internet service providers. If these restrictions become more prevalent, iBill growth could be hindered.

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

The adult-oriented content of iBill Web sites may also subject us to obscenity charges or other legal claims. iBill may also be subject to claims based upon the content that is available on its Web sites through links to other sites and in jurisdictions in which we have not previously distributed content. Implementing measures to reduce iBill’s exposure to this liability may require iBill to take steps that would substantially limit the attractiveness of its Web sites or their availability in various geographic areas, which could negatively impact their ability to generate revenue.

Item 2.

Description of Properties

At December 31, 2005, our executive offices were located at 2200 SW 10th Ave., Deerfield Beach, Florida 33443. The 50,000 square feet of office space was leased on a monthly basis from FG 2200 at a rent of $76,000 per month, which was an obligation of iBill. During the fourth quarter of 2005, we entered into a stipulation and settlement agreement for a termination of this lease agreement with FG 2200. FG 2200 agreed to relieve the Company from its obligation to pay past due amounts and to forgive all of our past defaults under the lease agreement provided that we pay FG 2200 an aggregate fee of $204,000 on or before January 1, 2006 and vacate the facility on or before January 31, 2006. In addition, we have waived any and all claims to iBill’s $450,000 security deposit initially paid under the lease agreement. FG 2200 used the security deposit to offset costs incurred to find a replacement tenant. We were also responsible for the monthly rent for the months of December 2005 and January 2006. We vacated the facilities before January 31, 2006 and FG 2200 paid the Company approximately $200,000 and returned the approximately 1.5 million shares of common stock they received on June 10, 2005.

In January 2006, we relocated our executive offices to 3275 W. Hillsboro Boulevard, Deerfield Beach, Florida 33442. The 14,000 square feet of office space is leased on a monthly rent of approximately $13,000 plus operating expenses, with the monthly rent increasing 3% annually. The term of the lease is for a period of 60 months and we have the right to extend the term of the lease for one additional period of five years. This space is adequate to maintain our current and future operations.

Item 3.

Legal Proceedings

On February 15, 2005, CMI II, LLC (CMI), an affiliate of Castlerigg Master Investments Limited and a holder of shares of IBD’s Series F Convertible Redeemable Secured Preferred stock (Series F Stock), brought suit against IBD and its wholly owned direct and indirect subsidiaries, Media Billing Company, LLC (Media Billing) and iBill, in the Supreme Court of the State of New York, New York County for damages arising out of alleged breaches (i) by IBD of various provisions of a Subscription Agreement pursuant to which CMI purchased the Series F Stock, (ii) by IBD of the IBD Certificate of Designation of Preferences and Rights of the Series F Stock, and (iii) by Media Billing and iBill of an Unconditional and Irrevocable Guaranty to guaranty both the payment and performance of all of IBD’s obligations to CMI. CMI also seeks redemption of the Series F Stock.

CMI amended its complaint on May 19, 2005 and again on August 19, 2005. The Second Amended Complaint added the following parties as defendants: Elliott Bruce Weiner, as Trustee of the H. Robert Wiener Trust of 1983, Stanley B. Weiner, as Trustee of the Blanche Weiner Trust of 1982, Gerald Horst, Edward Arnold, Shalva Morris, Steven Noel, Greg Mudwilder, Hal Cook, Anton Parisi, James Sanchez, Robert Henderson, Dan Selznick, Gulalai Mayar, Chris Woodruff, George Morris, and IIG Capital LLC. In addition to the claims made in the initial complaint, the Second Amended Complaint filed by CMI seeks damages arising out of alleged breaches by IBD of a Registration Rights Agreement and alleged breaches by Media Billing and iBill of a Security Agreement that allegedly granted CMI a first priority lien and security interest in certain collateral.

CMI alleges an array of breaches by IBD, Media Billing, and iBill of the agreements governing its rights as a holder of the Series F Stock. Specifically, CMI alleges that IBD breached the Subscription Agreement by (i) failing to obtain a commitment for up to $10 million in financing for iBill on or before October 15, 2004; (ii) failing on or before January 21, 2005 to withdraw from the American Stock Exchange and to seek to re-list its common stock on one of the other national securities exchanges specified in the Subscription Agreement; (iii) failing to amend its Certificate of Incorporation by December 31, 2004 to increase the number of authorized shares of IBD common stock to 250 million shares; and (iv) failing to make the semi-annual dividend payment allegedly owed to CMI on June 30, 2005. CMI alleges that IBD breached the Registration Rights Agreement by failing to maintain a listing of its shares on one of the national securities exchanges specified in the agreement. CMI alleges that IBD breached the Pledge Agreement by failing to deliver the membership interest in iBill to the collateral agent designated in the Pledge Agreement. CMI alleges that Media Billing and iBill breached the Security Agreement and converted assets belonging to CMI by transferring collateral posted under the Security Agreement without the consent of the designated collateral agent. CMI alleges that Media Billing and iBill breached the Guaranty by failing to pay CMI amounts allegedly owed to CMI by IBD. CMI alleges that IBD breached the Series F Certificate by failing to redeem the Series F Stock.

In its Answer to the Second Amended Complaint, the Company has denied the essential allegations of wrongdoing and has asserted 13 affirmative defenses to the Second Amended Complaint, including that CMI is barred from enforcing any of the agreements with the Company because CMI fraudulently or negligently induced the Company to enter into the agreements, and that any obligations by the Company to perform under the agreements are excused by CMI’s material breaches of the agreements. In addition, the Company is investigating the availability of counterclaims relating to the circumstances surrounding CMI’s investment in the Company.

CMI seeks damages of $5.25 million, plus liquidated damages in the amount of $65,000 for each month, or portion thereof, that IBD allegedly failed to amend its Certificate of Incorporation after December 31, 2004, plus accrued and unpaid dividends on the Series F Stock, reimbursement for the costs and expenses incurred by CMI in seeking to enforce its alleged rights as a holder of the Series F Stock, interest, foreclosure on the shares of Penthouse Media Group, Inc. common stock that are held as collateral pursuant to the Pledge Agreement, and an accounting of all collateral alleged to have been improperly transferred by Media Billing and iBill. Currently, the Company is continuing its negotiations with CMI to reach a settlement of this matter, although no assurances can be made that a settlement will be reached. On March 27, 2006, CMI moved for summary judgment with respect to its causes of action against the Company. The Company intends to file an opposition to the motion.

On December 23, 2005, Robert C. Guccione filed suit in the Supreme Court of the State of New York, New York County, against iBill and seven other defendants seeking to recover damages for what he claims is an array of misconduct that led to the destruction of his media empire. Only one of the 11 counts of the Complaint is directed against iBill. That count -- for breach of contract -- seeks $15 million in damages for the breach by Charles Samel (a former executive of PHSL Worldwide, Inc. (PHSL), the former owner of iBill) and Jason Galanis (a stockholder of PHSL) of their alleged agreement with Guccione to pay him a $1 million/year consulting fee and assure him continued access to his New York townhouse (which allegedly is valued at $20 million). The Complaint does not allege how iBill contributed to this alleged breach of contract, nor does the Complaint claim that iBill had any contractual relationship of its own with Guccione. On January 27, 2006, the case was removed to the U.S. District Court for the Southern District of New York. iBill’s time to respond to the Complaint has been informally extended to March 30, 2006 by agreement of the parties, although the Company is awaiting the Court’s order approving the extension. If the case is not otherwise dismissed voluntarily by the plaintiffs, the Company intends to file a motion to dismiss for failure to state a claim.

On March 16, 2005, DeluxePass, L.L.C. and DLX Ideas, L.L.C. filed suit against iBill and Intercept, Inc. (a former owner of iBill before PHSL acquired it from Intercept) in the United States District Court for the Southern District of Florida. The Complaint alleges ten counts against iBill --two counts of conversion, two counts of breach of contract, two counts of breach of fiduciary duty, two counts of violation of the Florida Unfair and Deceptive Trade Practices Act, and two counts of civil theft. The factual assertion underlying all of these claims is that iBill collected funds on behalf of the plaintiffs pursuant to a service agreement but has failed to release to plaintiffs funds required to be released under the agreement. iBill answered the Complaint on April 15, 2005. The parties are presently conducting discovery. Trial is set for August 28, 2006.

Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. In the aggregate, current pending claims are approximately $450,000. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. At December 31, 2005, we had negotiated approximately $9,700,000 in 627 settlements, with approximately $300,000 pursuant to 36 settlements occurring in the fourth quarter of 2005. There can be no assurances that all of the webmasters will agree to settlements and as disclosed below the Company has not complied with certain settlement agreements.

The Company has failed to comply with the settlement terms of several of the settlement agreements due to its lack of working capital and has failed to provide answers to certain claims filed by webmasters. The failure to answer was not an intentional refusal to respond, rather it was from the Company’s inability to comply with financial terms of the subject settlement agreements and the Company had no defense to the creditors request for judgment. The failure to provide answers resulted in default judgments and the failure to comply with settlement agreements resulted in confessions of judgments. As of the date of this report, approximately 14 summary and default judgments have been filed against the Company, principally within Broward County federal and circuit courts, in an aggregate amount of approximately $4,300,000. These judgments include a judgment filed in Broward County Circuit Court on March 3, 2006, in the amount of approximately $595,000 by Innovative Ideas International, Ltd.

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes (Note Holders), of its default related to the terms of our 10% Notes in the total principal amount of $8.0 million. The Company has tendered a settlement offer to the Note Holders. The Company intends to use its best efforts to negotiate a settlement with the Note Holders and emphatically deny the allegation of misrepresentation and reconfirm that the collateral was available at all times, as was represented to the Note Holders. The Company cannot give any assurances that the Note Holders will agree to its settlement offer.

Subsequent to the period covered by this report, on April 5, 2006, the Superior Court of Fulton County State of Georgia issued an order confirming InterCept, Inc.’s arbitration award against Media Billing, Inc. and iBill in the amount of $5,201,023. The Company has appealed the award. The order arose from a matter relating to Media Billing and iBill operations prior to our acquisition of Media Billing and iBill and related to the original purchase agreement between PHSL and InterCept. Pursuant to the iBill acquisition agreement, PHSL agreed to indemnify us for any claims relating to arising from or in connection with any and all transactions arising out of the membership interest purchase agreement between Media Billing, iBill and InterCept. The Company believes this matter is covered by the indemnification provision and has notified PHSL. The Company will consider the termination of the Series D preferred stock held by PHSL in the event PHSL fails to indemnify the Company for the losses under the order. Upon recording the initial purchase transaction of Media Billing and iBill, the opening balance sheet included a $4 million liability related to this matter. The $4 million appears in accounts payable and accrued expenses on the December 31, 2005 consolidated balance sheet. InterCept has indicated that they will not accept the Series D preferred stock in lieu of payment so the Company could still be financially responsible. However, InterCept has notified the Company’s counsel that they would accept a lump-sum payment of $600,000 to settle the case.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Market for Common Equity

Our common stock traded on the American Stock Exchange under the symbol “IBD” from February 11, 2004 through February 18, 2005 at which time the Company began trading on the Pink Sheets under the symbol “IBDI”, until it received approval to trade on the Over the Counter Bulletin Board on June 27, 2005. The closing sale price per share of our common stock on March 15, 2006 was $0.08.

The following table sets forth high and low bid quotations for our common stock for the periods indicated. These quotations do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

	High	Low
2004:
First Quarter	$8.00	$5.05
Second Quarter	$8.25	$5.41
Third Quarter	$6.85	$1.00
Fourth Quarter	$1.15	$0.40
2005:
First Quarter	$0.50	$0.34
Second Quarter	$0.43	$0.22
Third Quarter	$0.30	$0.14
Fourth Quarter	$0.16	$0.08

As of March 15, 2006 there were approximately 600 holders of record of our common stock. We estimate there are approximately 1,200 shareholders of our common stock.

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

Dividends on Preferred Stock

On November 16, 2004, the holders of the 1,000 shares outstanding of Series B convertible preferred stock converted into 198,020 shares of IBD common stock, which included accrued and unpaid dividends.

Series F Preferred stock has accrued dividends paid one half in cash and one half in common stock. We accrued unpaid dividends of $345,000 on Series F preferred stock in 2005. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend accrual of $345,000 for fiscal year 2005.

We accrued unpaid dividends of $30,000 on Series H preferred stock in 2005. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend accrual of $30,000 for fiscal year 2005.

Sale of Unregistered Securities

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

On March 31, 2005, we issued 4,000 shares of Series H convertible preferred stock. Our investment, at the time, represented a 25% equity ownership of ITVN, in exchange for 4,000 shares of Series H convertible preferred stock, which will convert into 40,000,000 shares of IBD Common Stock, and $1,700,000 in cash. Stock purchase warrants were also issued to certain parties affiliated with this transaction with an exercise price of $0.50 per share.

During the second quarter 2005, 89,294 shares of Series D preferred stock were converted into 27,159,992 shares of common stock. The original issuance of the Series D preferred stock was in connection with our acquisition of iBill and was listed in Form 8-K filed on January 21, 2005. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

In April 2005 we issued 2,235,264 shares of common stock to four creditors in settlement of debts valued at $783,065. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The creditor had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

In April 2005, we issued 4,970,834 shares of common stock to three consultants for business consulting services valued at $974,167. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The consultants had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On May 20, 2005, 21,213 shares of Series G preferred stock were converted into 29,225,009 shares of common stock. The original issuance of the Series G preferred stock was in connection with our purchase of the PMG investment. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On June 10, 2005, we issued 1,553,724 shares of common stock to FG2200, Ltd. as a guarantee of the lease in which the Company was a party for former corporate offices in Deerfield Beach, Florida. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption. These shares were returned to us during the first quarter of 2006.

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

On August 5, 2005, we issued 250,000 shares of common stock to O’Brien Consulting for business consulting services valued at $37,500. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption

On August 8, 2005, we issued 3,700,000 shares of common stock to Miracle Day Investments, LLC in a private placement for proceeds of $555,000. The investor is accredited as defined by the Securities Act. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

As additional consideration for entering into a credit and security agreement, we issued Takeley Investments Ltd. a common stock purchase warrant to purchase 1,000,000 shares of our common stock, exercisable at $0.33 per share at any time prior to July 14, 2010. Takeley Investments Ltd. has been provided with “piggy back” registration rights covering the shares of common stock issuable upon exercise of the warrants. The warrant issued to Takeley Investments Ltd. was issued pursuant to an exemption from registration under the Securities Act provided by Section 4(2). The warrant contains a legend restricting its transferability absent registration or applicable exemption. Takeley Investments Ltd. is an accredited investor and had access to information concerning our company at the time of the loan.

On November 30, 2005, 8,412 shares of Series D preferred stock were converted into 2,600,073 shares of common stock. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

Small Business Issuer Purchases of Equity Securities

None.

Item 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our condensed consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis is organized as follows:

•

Overview. This section provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

•

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this discussion and analysis are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

•

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and the effect of those pronouncements.

•

Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.

•

Results of operations. This section provides an analysis of our results of operations for the year ended December 31, 2005 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt as of December 31, 2005.

•

Risk factors. This section discusses the risks associated with our industry and operations.

Organization

IBD was engaged in online auctions, a sports talk show on two radio stations, and classic animation art libraries until the fourth quarter of 2004 when we revised our business plan to focus on building a presence as a sales, marketing and media holding company in the adult entertainment industry. In connection with our revised business plan at December 31, 2004, we discontinued operations of our online auctions and sports talk show. Our operations in 2005 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through our wholly owned subsidiary iBill.

During the year ended December 31, 2005, our service offerings consist of credit card processing, online check processing, and telephone billing processing.

•

Credit card processing provides payment services to merchants that sell goods and services through the Internet, and as an intermediary “aggregator” in that it aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.

•

Online check processing provides payment services to merchants that sell goods and services through the Internet. iBill’s Web Merchants offer consumers the ability to pay by authorizing a direct debit, via the Automated Clearing House System, (referred to as ACH) to the consumer’s checking account.

•

Telephone billing provides payment services to merchants that sell goods and services through the Internet. iBill’s Web Merchants offer consumers the ability to pay by authorizing a charge to be made on their telephone bill for their internet purchase.

In 2005, iBill changed operations management personnel and initiated certain business practices to strengthen and improve the iBill business. Such initiatives include providing greater payment processing flexibility to iBill’s clients through the introduction of debit card processing and concentrating a majority of iBill’s credit card and debit card transaction processing through one third party vendor in order to minimize fees. In addition, we are pursuing various financing sources, in the form of both equity and debt, to further solidify our financial position. We believe that the processing arrangements with the new domestic payment processing vendors as well as new business opportunities being pursued by us should enable us to continue to make the payouts to its clients, and to eventually reduce accrued payouts outstanding. We also believe that these initiatives and actions being taken to improve its operations and financial condition should enable us to continue as a going concern. There can be no assurances, however, that we will be successful in these initiatives or that these initiatives will result in improved financial performance.

We made several strategic investments in connection with our revised business plan. These investments include:

•

A 27% non-voting interest in PMG, an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

•

A minority interest in ITVN, an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks.

On March 22, 2006, we outsourced our payment processing operations. We entered into an agreement with an unrelated third-party processor whereby all current client transactions of iBill will now be processed by this company. We will receive commissions and referral fees for existing and new clients. This change helps us align our operations with the December 31, 2004, previously disclosed change in business plan to focus on building a presence as a sales, marketing and media company.

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, operating income and cash flow. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,”

“anticipates,” “intends,” “plans,” “believes,” “will,” “estimates,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and our other filings with the SEC.

Recent Accounting Pronouncements

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (EITF No. 04-08), which is effective for reporting periods ending after December 15, 2004. EITF No. 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF No. 04-08 did not impact earnings per share in 2005 and 2004.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the SEC adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. We expect to adopt SFAS No. 123(R) on January 1, 2006, but as we currently do not have an option plan, there will be no effect upon implementation.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on our consolidated financial condition, results of operations or cash flows.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

Results of Operations

Comparison of Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenues. Revenues for the year ended December 31, 2005 were $6,923,830. As described above we discontinued our online auctions and radio sports talk show during 2004. Revenues for the year ended December 31, 2005 consisted primarily from our wholly owned subsidiary iBill.

Operating expenses. Operating expenses increased to $37,536,537 for the year ended December 31, 2005 from $1,169,782 for the year ended December 31, 2004. Included in operating expenses for the year ended December 31, 2005 was cost of revenue of $3,012,635. Cost of revenue consists of fees charged by the companies and banks that process credit cards, online check and telephone billing transactions. Other items included in operating expense for the year ended December 31, 2005 was sales, general and administrative of $12,736,311, depreciation and amortization of $3,828,828 and impairment of goodwill of $17,958,763.

During 2005, we completed our valuation of the acquisition of iBill. iBill was acquired through the issuance of 330,000 shares of Series D preferred stock. Per the results of the valuation, the purchase price was reduced by $14,668,626, thereby decreasing goodwill from $32,627,389 to $17,958,763. During the fourth quarter of 2005, we performed our annual impairment analysis and determined that all of the goodwill on our books was impaired. As such, we recorded a charge to the statement of operations of $17,958,763.

Other income. Other income for the year ended December 31, 2005 of $6,187,046, consisted of interest income from the reserves held by First Data Merchant Services of $224,956, gain on remeasurement of derivatives of $4,735,026 and other income of $7,474,643, partially offset by interest expense of $2,021,305 from the line of credit, notes payable and amortization of the discount on the 10% notes. Other income of $7,474,643 includes $4,694,586 of processor reserves held by First Data Merchant Services for prior year services which we had previously set up an allowance for and a $2,785,183 reduction in client payout liability for clients who had violated compliance, were inactive in excess of one year and void transactions, partially offset by other expense of $5,126.

Net loss from continuing operations. Net loss from continuing operations increased to $20,199,387 for the year ended December 31, 2005 compared to $1,305,535 for the comparable prior year period.

Net loss. Net loss increased to $20,199,387 for the year ended December 31, 2005 compared to $3,458,378 for the comparable prior year period.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

At December 31, 2005, we had cash of $290,885 and a working capital deficit of $24,824,876. While we currently believe that operating cash flows from our iBill operation, current cash balances and borrowings will be adequate to meet current operating needs and capital requirements for fiscal 2006, if we are unable to obtain additional borrowings, we may not be able to meet our current operating needs. Presently, we do not have any material capital expenditure commitments for 2006.

We have past due obligations, including but not limited to client payouts of $17,016,322 less processor reserves of $2,608,819, leaving a net deficit of client payouts of $14,407,503. During 2005, we accrued unpaid interest expense of approximately $1.2 million associated with our long term debt obligations. We will require additional financing to satisfy past due obligations. We also require additional funds to satisfy litigation matters.

On December 20, 2005, we received notice from a representative of 15 of the 17 holders of the 10% Notes, of our default related to the terms of our 10% Notes in the total principal amount of $8.0 million. We have tendered a settlement offer to the Note Holders and we intend to use our best efforts to negotiate settlement with the Note Holders. As we were notified that we were in default, per the terms of the 10% Notes, we were required to pay additional interest during the default period. Also, summary and default judgments of approximately $4.3 million, pertaining to webmaster settlements, have been filed against us. We will require additional financing to satisfy the defaults and judgments.

Subsequent to the period covered by this report, on April 5, 2006, the Superior Court of Fulton County State of Georgia issued an order confirming InterCept, Inc.’s arbitration award against Media Billing, Inc. and iBill in the amount of $5,201,023. We have appealed the award. The order arose from a matter relating to Media Billing and iBill operations prior to our acquisition of Media Billing and iBill and related to the original purchase agreement between PHSL and InterCept. Pursuant to the iBill acquisition agreement, PHSL agreed to indemnify us for any claims relating to arising from or in connection with any and all transactions arising out of the membership interest purchase agreement between Media Billing, iBill and InterCept. We believe this matter is covered by the indemnification provision and have notified PHSL. We will consider the termination of the Series D preferred stock held by PHSL in the event PHSL fails to indemnify us for the losses under the order. Upon recording the initial purchase transaction of Media Billing and iBill, the opening balance sheet included a $4 million liability related to this matter. The $4 million appears in accounts payable and accrued expenses on the December 31, 2005 consolidated balance sheet. InterCept has indicated that they will not accept the Series D preferred stock in lieu of payment so we could still be financially responsible. However, InterCept has notified our counsel that they would accept a lump-sum payment of $600,000 to settle the case. We will need additional funding to satisfy the outcome of the order and appeal.

As previously discussed in Item 3 – Legal Proceedings, we are a party to various litigation, each of which could have a material adverse effect on our liquidity and capital resources. If we are unsuccessful in defending these cases, we would require additional financing to satisfy the outcomes. There is no assurance that such financing would be available.

The financial statements for 2004 reflect management’s decision to discharge the assets, certain liabilities and businesses of IBD. Accordingly, the corresponding assets and liabilities of IBD have been classified as assets and liabilities of discontinued operations and the operating results have been classified as loss from discontinued operations.

We only operated the IbidUSA.com in 2004 as a discontinued operation until its licensing agreement was completed in 2005. We intend to fund our obligations from operating our iBill subsidiary and continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional short-term financing or the sale of our securities.

Going Concern

In connection with their audit report on our consolidated financial statements as of December 31, 2005, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern as such continuance is dependent upon our ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

•

a program of settling debt obligations by issuing interest bearing notes with a 2-year term note; to date the Company has settled approximately $9 million with notes and cash settlements;

•

maintaining service levels for existing clients above expectations to promote recurring and incremental revenues from these clients;

•

development of new payment processing products utilizing a fee-based service model with the potential for additional revenues from selling these programs to the end user;

•

teaming with other product and service providers in the adult entertainment industry in order to develop new revenue streams;

•

providing strategic marketing services to clients;

•

settling remaining outstanding obligations at a discount with payments to be made over time;

•

continued review of all expenditures in order to minimize costs; and

•

raising additional equity capital as necessary.

We believe that the results of operations from iBill will improve as we regain lost customers and increase operating efficiencies. However, we must obtain additional financing to facilitate our expansion of the iBill operations. In the absence of financing we may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and sustain profitability. However, there are no assurances that management’s plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ultimately, we must achieve profitable operations if we are to be a viable entity. Although we believe that there is a reasonable basis to believe that we will successfully raise the needed funds to continue, we cannot assure the reader that the Company will be able to raise sufficient capital to continue market penetration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2005:

	Payments due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt obligations	$25,323,173	$6,084,657	$5,863,516	$13,375,000	$—
Operating leases	1,623,047	322,958	735,894	564,195	—
Contractual obligations	$26,946,220	$6,407,615	$6,599,410	$13,939,195	$—

Item 7.

Financial Statements and Supplementary Data

See the consolidated financial statements commencing on page F-1.

Item 8.

Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, we discovered certain significant internal control deficiencies that we consider to be reportable conditions and material weaknesses. These consist of inadequate communication and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters; failure to address and properly account for certain complex transactions; and lack of policy and procedure to adequately store and retrieve material information.

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

During 2005, management addressed certain of the material weaknesses above. See the “Changes in Internal Controls” section below for details.

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

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

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

No other changes in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors and Executive Officers of the Company

Our current directors and executive officers are as follows:

Name	Age	Position
Steve Markley	60	Chief Executive Officer, Secretary, Director
Gary Spaniak, Jr.	41	President, Director
Jeff Yesner	35	Chief Financial Officer
Robert Dolin	84	Director
Steve Robinson	56	Director
Gilbert Singerman	70	Director

Steve Markley. Since February 15, 2001, Mr. Markley has served as Chief Executive Officer and Director and was Principal Financial Officer from August 2002 through September 2005. From 1997 through January 2001, Mr. Markley served as President and CEO of Value Dining Incorporated, a franchise restaurant company in Southeast Florida doing business as Golden Corral Buffet and Grill.

Gary Spaniak Jr. Since February 15, 2001, Mr. Spaniak has served as President and Director. From 1998 until his position with the Company, Mr. Spaniak was the Director of Site Acquisitions for Retail Site Development, Inc., a commercial real estate acquisition company that negotiates build-to-suit locations for retail establishments across the U.S. From 1997 until 1998, Mr. Spaniak was a marketing consultant in Florida for AutoNation USA, an automobile sales franchise company.

Jeff Yesner. Since September 12, 2005, Mr. Yesner has served as Chief Financial Officer. From January 2003 until his position with the Company, Mr. Yesner was the Director of Financial Reporting at Medical Staffing Network Holdings, a temporary healthcare staffing provider. Prior to Medical Staffing Network, Mr. Yesner was employed at Time Warner, Agency.com and Arthur Andersen.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on our review of Forms 3, 4 and 5 received by our company, or written representations from certain reporting persons that during the fiscal year ended December 31, 2005, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

Committees of the Board of Directors

The board of directors met 32 times during 2005. All directors serve until the next annual shareholders meeting and until the election and qualification of their successors, Directors do not receive any compensation for serving on the board or any committees of the board.

The Audit Committee, comprised of independent directors Steve Robinson, Robert Dolin, and Gilbert Singerman, is directly responsible for appointment, compensation and oversight of the independent auditor, including resolving any disagreements between the auditor and management. The independent auditor reports directly to the committee. The Audit Committee is composed solely of three unaffiliated, independent directors who accept no consulting or other fees from the company. Mr. Singerman is considered a “Financial Expert” as defined under Item 401 of Regulation S-B. The committee met nine times in 2005.

The Compensation Committee is composed entirely of our three independent directors, who are responsible for setting our chief executive officer’s salary and who will approve salaries for other executives based on the chief executive officer’s recommendation after consulting with the Committee. The Compensation Committee intends to meet on an as-needed basis. The committee met one time in 2005.

The Nominating Committee is composed entirely of our three independent directors, who will approve board nominations in the future on as as-needed basis. The Nominating Committee met formally one time in 2005.

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

Item 10.

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid to our president, chief executive officer and chief financial officer for the last three completed fiscal years and to any officer who earned $100,000 or more per year (“Named Executives”).

Name and Position	Year	Total Income		Other Annual Bonus	Other Annual CompA
Steve Markley, CEO	2005	$125,000		$ —	$124,485	A
Steve Markley, CEO	2004	$7,583	C	$ —	$—
Steve Markley, CEO	2003	$—		$ —	$—
Gary Spaniak Jr., President	2005	$125,000		$ —	$109,478	B
Gary Spaniak Jr., President	2004	$7,583	C	$ —	$—
Gary Spaniak Jr., President	2003	$—		$ —	$—
Jeff Yesner, CFOD	2005	$30,962		$ —	$—

———————

A

Other annual compensation related to payment of 2004 deferred salary (see C below) of $68,371 and repayment of advances made to the Company of $56,114 (see Item 12 – Certain Relationships and Related Party Transactions).

B

Other annual compensation related to payment of 2004 deferred salary (see C below) of $68,371 and repayment of advances made to the Company of $41,107 (see Item 12).

C

By the terms of their Employment Agreements, Messrs. Markley and Spaniak Jr. are each to be paid salaries of $125,000 annually. In 2004, compensation of $117,417 was deferred.

D

Mr. Yesner’s employment began in September 2005.

Options/SAR Grants in Last Fiscal Year

The Company does not have an option program. As such, the officers of the Company have not been granted any options/SAR during 2005.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Options/SAR Values

The Company does not have an option program. As such, the officers of the Company did not exercise any options/SAR grants during 2005 and they had no options/SAR holdings as of December 31, 2005.

Director Compensation

Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. All travel and lodging expenses associated with directors’ meeting(s) are reimbursed by our company.

Employment Agreements

The Company to date has entered into two employment agreements with its executive officers and two consulting agreements pursuant to management of the Company. Each of the two employment agreements the Company has entered into with Steve Markley, CEO and Gary Spaniak, Jr., President, stipulate an annual salary of $125,000 in exchange for continued management services. Each of the two consulting agreements the Company has entered into with Gary Spaniak Sr. and Bobby Story stipulate an annual payment of $125,000 in exchange for services related to business management, financing, and mergers and acquisitions. Messrs. Spaniak Sr. and Story are independent contractors.

Item 11.

Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

As of March 15, 2006, there were 104,515,701 shares of our common stock outstanding. The following table sets forth certain information regarding (1) each person known by our company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director and named executive officer of our company and (3) all officers and directors as a group.

Beneficial ownership has been determined based upon information made available to us or otherwise contained in public filings. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of warrants and the conversion of preferred stock. As such, the table also gives effect to, (1) conversion at an effective assumed conversion price of $0.50 per share of all 10% convertible notes, shares of Series E preferred stock, Series F preferred stock, Series G preferred stock and warrants (convertible up to an aggregate of 71,984,490 shares of common stock) issued in connection with our PMG investment; and (2) conversion of our Series D preferred stock (convertible into 49.9% of our fully diluted common stock on the date of conversion). As such, on a pro forma basis for calculating the number of shares issuable as of March 15, 2006, pursuant to the conversion of our Series D preferred stock, there were approximately 285,300,118 shares of our common stock issued and outstanding.

Name and Address	Number of Shares Beneficially Owned	Approximate Percentage of Common Stock
Granite Management Company, LLC (1)(2)	15,000,006	5.3%
Monarch Pointe Fund, LP (2)(3)	24,900,691	8.7
Steve Markley 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	517,117	*
Gary Spaniak, Jr. 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	1,701,667	*
Jeff Yesner 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	—	*
Robert Dolin 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	62,500	*
Steven Robinson 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	675,000	*
Gilbert Singerman 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	2,000	*
PHSL Worldwide, Inc. (4)	80,859,036	28.3
All officers and directors as a group (6 individuals)	2,958,284	1.0

———————

* Less than 1%

(1)

Voting control held by Frank Couchentakis, AJ Nassar, James Morrell and Gil Sternbach. Granite Management Company, LLC, a private investment company, is a partner of GMI Investment Partners, a partnership that received 45,000 shares of our Series G preferred stock in connection with the transactions relating to our investment in Penthouse Media Group. Address is 407 SE 9th Street, Suite 100, Fort Lauderdale, FL 33316. Granite Management Company, LLC beneficially owns 15,000,006 shares of our common stock.

(2)

A total of 23,087.33 shares of our Series G preferred stock, convertible into an aggregate of 30,791,680 shares of our common stock have been placed in escrow for the benefit of Monarch Pointe Fund LP, Castlerigg Master Investments Limited (rights subsequently transferred to CCI II, L.L.C.), and the other holders of our 10% notes and Series F preferred stock, in the event that the trading price of our common stock at the time of conversion of such convertible securities shall be less than $3.00 per share. In the event that any shares of our common stock issuable upon conversion of such 23,087.33 escrowed shares of Series G preferred stock are not delivered to the holders of our convertible securities upon conversion thereof, the remaining escrowed shares shall be allocated to Molina Vector Investment Trust and Faries Capital LLC. Based on the current trading price of our common stock, if all of our outstanding 10% notes and shares of Series E preferred stock and Series F preferred stock were converted into our common stock, all of the escrowed shares would be allocated and issued to the holders of such convertible securities.

(3)

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

(4)

PHSL is a publicly owned entity with less than 300 shareholders of record. PHSL beneficially owns 132,191 shares of Series D preferred stock convertible into 40,859,036 shares of our common stock and 4,000 shares of Series H convertible into 40,000,000 shares of our common stock. PHSL indemnified us upon our purchase from them of iBill on January 21, 2005. As we may have sustained potential losses pursuant to the indemnification agreement, we are considering the termination of their shares of Series D preferred stock. The Securities and Exchange Commission announced on January 24, 2005 that it filed a civil injunctive action against PHSL and certain of its officers and shareholders, charging them with accounting fraud, reporting violations and violations of the Sarbanes-Oxley certification rules. In its complaint, the Commission seeks permanent injunctions and civil penalties as to all of the defendants; and officer and director bars. The litigation is pending. The litigation does not involve our Company. Address is 2200 SW 10th Avenue, Deerfield Beach, FL 33442.

Equity Compensation Plan Information

There are no outstanding options or warrants issued under equity compensation plans. We currently have no stock option plan.

Item 12.

Certain Relationships and Related Party Transactions

The amount due to shareholders at December 31, 2005 and 2004 was $714,511 and $1,151,970, respectively. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The majority of the reduction was due to the Company making certain payments on behalf of these shareholders. We accrued interest at 10% for the outstanding balances owed to the shareholders. For the year ended December 31, 2005, we recorded income expense on these advances of approximately $100,000.

On December 31, 2005, we sold all rights to the online auction website http://ibidusa.com to Nicole Markley for $6,000. Ms. Markley is the daughter of Steve Markley, our chief executive officer and a director of our company.

As discussed in Item 2 “Description of Properties”, we relocated our office space and entered into a termination agreement with our prior landlord to vacate the premises prior to the completion of the lease term. The negotiations were handled by two consultants of who have agreements with us, Gary Spaniak, Sr., the father of Gary Spaniak, Jr., our president and a director of our company, and Bobby Story. The consultants received a $50,000 commission for their assistance in brokering the termination agreement.

We were party to a lease agreement for our former executive offices with Children’s Academy of Pompano Beach, Inc., an entity controlled by the mother of Gary Spaniak Jr., our president and a director of our company. The lease agreement was through December 2007. On December 20, 2004 we agreed to terminate the lease. The remaining obligations under the lease on the date of termination were approximately $307,500. Children’s Academy of Pompano Beach, Inc. accepted 200,000 shares of our common stock in consideration of forgiving all outstanding obligations under the lease and release of any potential claims under the lease agreement. Gary Spaniak, Jr. disclaims any beneficial ownership in the shares.

On July 14, 2004 we entered into a Settlement and Termination Agreement with Oak Street Ventures, Inc. under which Oak Street Ventures received 4,000,000 shares of our common stock in consideration of consulting services provided in connection with our introduction to iBill and subsequent acquisition negotiations with iBill. On August 26, 2004, we approved the issuance of 503,680 shares of common stock to Oak Street Ventures in consideration of additional business consulting services provided to our company valued at $73,034. Gary Spaniak, Sr. is a stockholder of Oak Street Ventures, Inc. He’s the father of Gary Spaniak, Jr., our president and a director of our company. Gary Spaniak, Jr. disclaims any beneficial interest in securities owned by his father.

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

On October 1, 2004, we entered into a business consulting services agreement with Gary Spaniak Sr., valued at $125,000 annually for a term of three years, in addition to health insurance benefits. Mr. Spaniak is the father of Gary Spaniak, Jr. our president and a director of our company.

Item 13.

Exhibits

Exhibit No.	Description
2.1

Settlement and Securities Purchase Agreement, dated as of September 21, 2004 with PET Capital Partners LLC, Absolute Return Europe Fund, Susan Devine, NAFT Ventures I LLC, Marc H. Bell, Daniel Staton (collectively, the “Bell/Staton Group”), Penthouse International, Inc., The Molina Vector Investment, and Milberg Weiss Bershad & Schulman LLP, as escrow agent(1).

2.2	Stockholders Agreement, dated October 19, 2004 among the Bell/Staton Group and the Company(1).
2.3	August 22, 2004 Securities Purchase Agreement, as amended, between the Company and Penthouse International, Inc(1).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Schedule 14A Proxy Statement filed with SEC on November 1, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Form 10-KSB filed March 26, 2001).
3.3	Amendment to Bylaws (incorporated by reference to Schedule 14A Proxy Statement filed with SEC on November 1, 2004).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Schedule 14C Information Statement filed with the SEC on March 10, 2005).
3.5	Designation of Series D preferred stock (incorporated by reference to Form 8-K dated January 21, 2005).
3.6	Designation of Series E preferred stock(1).
3.7	Designation of Series F preferred stock(1).
3.8	Designation of Series G. preferred stock(1).
3.9	Designation of Series H preferred stock
3.10	Designation of $0.50 Warrants
4.1	First Amendment to Credit and Security Agreement and Consent Agreement, dated December 2, 2005, by and among IIG Capital, LLC, IIG Trade Opportunities Fund NV and the Company (filed herewith).
4.2	Pledge Agreement, dated December 2, 2005, by Media Billing Company, LLC (filed herewith).
4.3	Pledge Agreement, dated December 2, 2005, by XTV Investments LLC (filed herewith).
4.4	Pledge Agreement, dated December 2, 2005, by Interactive Brand Development, Inc. (filed herewith).
4.5	Security Agreement, dated December 5, 2005, between Interactive Brand Development, Inc. and IIG Capital LLC as agent for IIG Trade Opportunities Fund NV (filed herewith).
4.6	Amended and Restated Guaranty, dated December 5, 2005, by Media Billing Company, LLC in favor and for the benefit of IIG Capital LLC as agent for IIG Trade Opportunities Fund (filed herewith).
4.7	Guaranty, dated December 5, 2005, by XTV Investments LLC in favor and for the benefit of IIG Capital LLC as agent for IIG Trade Opportunities Fund (filed herewith).
8.1	Agreement and Plan of Merger (incorporated by reference to Form 8-K filed November 19, 2002.)
10.1	Form of Subscription Agreement, dated as of September 20, 2004, between the Company and holders of 10% convertible subordinated secured notes of the Company due 2009(1).
10.2	Form of 10% Note(1).
10.3	Form of Security Agreement between the Company and holders of 10% Notes (1).
10.4	Form of Pledge Agreement among the Company, the holders of 10% Notes and holders of Series F preferred stock(1).
10.5	Form of Subscription Agreement, dated as of September 20, 2004, between the Company and Monarch Pointe Fund, Ltd., as holder of 35,000 shares of Series E convertible preferred stock(1).
10.6

Form of Subscription Agreement, dated as of September 28, 2004, between the Company and Castlerigg Master Investments Limited and Vestcap International Management Limited, as holders of 34,500 shares of Series F convertible senior secured preferred stock(1).

10.7	Form of Security Agreement between the Company and holders of Series F preferred stock(1).
10.8	September 23, 2004 Stock Purchase Agreement among GMI Investment Partners, Penthouse International, Inc. and the Company(1).
10.9	Form of Registration Rights agreement between the Company and holders of preferred stock and Notes(1).
10.10	iBill Securities Purchase Agreement dated July 22, 2004 (filed on Form 8-K Current Report dated July 30, 2004).

Exhibit No.	Description
10.11	iBill Securities Closing Agreement dated January 21, 2005 (filed on Form 8-K Current Report dated January 21, 2005).
10.12	Employment Agreement dated October1, 2004 between the Company and Steve Markley. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.13	Employment Agreement dated October 1, 2004 between the Company and Gary Spaniak Jr. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.14	Consulting Agreement dated October 1, 2004 between the Company and Bobby Story. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.15	Consulting Agreement dated October 1, 2004 between the Company and Gary Spaniak Sr. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.16	Termination Agreement dated November 4, 2004 between the Company and Foster Sports Inc. and Carl Foster. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.17

Reseller and Transfer of Accounts Agreement dated March 27, 2006 between the Company and Etelegate Arizona, LLC for the outsourcing of the Company’s on-line payment processing operations. (incorporated by reference to Form 8-K filed on March 31, 2006)

10.18	XTV Acquisition Agreement dated March 31, 2005.
10.19	Office Lease Agreement, dated November 9, 2005, between 3275 Gabrilove, LLC and the Company (filed herewith)
10.20	Lease Termination Agreement, dated November 18, 2005, between FG 2200, LLC and Internet Billing Company, LLC (filed herewith).
14	Code of Ethics (incorporated by reference to Form 10-KSB filed on March 29, 2004).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
———————
(1) Filed on Form 8-K Current Report dated October 19, 2004.

Item 14.

Principal Accountant Fees and Services

Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2005 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 was $77,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $7,500.

Tax Fees. There were no aggregate fees, including expenses, billed by the Company’s principal accountant for services rendered for tax compliance, tax advice and tax planning for the year ended December 31, 2005.

All Other Fees: The were no aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant for the year ended December 31, 2005.

The Company’s principal accountant presented the Audit Committee with estimates for each grouping above prior to beginning fieldwork for the 2005 quarterly reviews and annual audit. Excluding the audit fees, the Audit Committee approved 100% of the audit related fees for the year ended December 31, 2005.

Year ended December 31, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2004 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended

December 31, 2003; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $15,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $44,000.

Tax Fees. There were no aggregate fees, including expenses, billed by the Company’s principal accountant for services rendered for tax compliance, tax advice and tax planning for the year ended December 31, 2004.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 was none.

The Board of Directors has considered whether the provisions of the services covered above under the captions “Financial Information Systems Design and Implementation Fees” and “All Other Fees” is compatible with maintaining the auditor’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Brand Development, Inc.

By:	/s/ STEVE MARKLEY
Steve Markley
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVE MARKLEY	Chief Executive Officer and Director	April 17, 2006
Steve Markley
/s/ GARY SPANIAK, JR.	President and Director	April 17, 2006
Gary Spaniak, Jr.
/s/ JEFF YESNER	Chief Financial Officer	April 17, 2006
Jeff Yesner
Director
Robert Dolin
/s/ STEVE ROBINSON	Director	April 17, 2006
Steven Robinson
/s/ GILBERT SINGERMAN	Director	April 17, 2006
Gilbert Singerman

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Interactive Brand Development, Inc.

We have audited the accompanying consolidated balance sheet of Interactive Brand Development, Inc. as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Brand Development, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years then ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2005. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Jewett, Schwartz, & Associates

/s/ Jewett, Schwartz & Associates

Hollywood, Florida

April 10, 2006

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$290,885
Accounts receivable and processor reserves, net of allowance of $1,543,147	5,939,330
Prepaid assets and other current assets	1,119,122
Total current assets	7,349,337
Property, plant and equipment, net of accumulated depreciation of $1,626,050	3,010,672
Investment in cel art	6,848,950
Investment in Penthouse Media Group, Inc.	22,214,945
Investment in Interactive Television Networks, Inc.	4,852,224
Intangible assets, net of accumulated amortization of $2,185,976	8,208,204
Total assets	$52,484,332
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,990,616
Long-term debt, current portion	6,084,657
Due to related parties	1,082,618
Client payouts	17,016,322
Total current liabilities	32,174,213
Long-term debt, net of current portion	15,511,937
Convertible features on financial instruments	1,040,115
Other liabilities	2,658,325
Total liabilities	51,384,590
Commitments and contingencies:
Shareholders’ equity:
Preferred D, $0.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223
Preferred G, $0.001 par value, 45,000 shares authorized, 23,000 shares issued and outstanding	23
Common stock, $0.001 par value, 400,000,000 shares authorized: 104,515,701 shares issued and outstanding	104,516
Additional paid-in capital	25,946,120
Accumulated deficit	(24,951,140)
Total shareholders’ equity	1,099,742
Total liabilities and shareholders’ equity	$52,484,332

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues:
Service revenue	$6,897,681	$—
Other fee revenue	26,149	—
Total revenue	6,923,830	—
Operating costs and expenses:
Cost of revenue	3,012,635	—
Selling, general and administrative	12,736,311	1,153,610
Depreciation and amortization	3,828,828	16,172
Impairment of goodwill	17,958,763	—
Total operating costs and expenses	37,536,537	1,169,782
Loss from operations	(30,612,707)	(1,169,782)
Other income (expense):
Loss on disposal of fixed assets	—	(42,860)
Interest income	224,956	—
Interest expense	(2,021,305)	(92,893)
Gain on remeasurement of derivatives	4,735,026	—
Other income	7,474,643	—
Total other income (expense)	10,413,320	(135,753)
Net loss from continuing operations	(20,199,387)	(1,305,535)
Loss from disposal of discontinued operations	—	(657,885)
Loss from discontinued operations	—	(1,494,958)
Net loss	(20,199,387)	(3,458,378)
Dividends on preferred stock	(375,000)	(6,000)
Net loss applicable to common shares	$(20,574,387)	$(3,464,378)
Net loss per common share – basic and diluted:
Net loss from continuing operations	$(0.26)	$(0.07)
Loss from discontinued operations	—	(0.12)
Basic and diluted net loss per common share	$(0.26)	$(0.19)
Weighted average number of common shares outstanding:
Basic and diluted	78,235,941	18,023,018

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock								Common Stock		Additional Paid-in-Capital		Accumulated Deficit	Total
	Series B		Series C		Series D		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Warrants
Balance December 31, 2003	1,000	$1	10,000	$10	—	$—	—	$—	15,192,425	$15,192	$6,089,127	$—	$(918,375)	$5,185,955
Purchase of Foster Sports, Inc.	—	—	—	—	—	—	—	—	480,000	480	3,095,520	—	—	3,096,000
Stock issued for services	—	—	—	—	—	—	—	—	2,162,124	2,162	272,168	—	—	274,330
Stock issued for mergers and acquisition (M&A) work	—	—	—	—	—	—	—	—	4,000,000	4,000	—	—	—	4,000
Stock issued for cel art @ $0.45	—	—	—	—	—	—	—	—	6,700,000	6,700	3,008,300	—	—	3,015,000
Conversion of Series B into common stock	(1,000)	(1)	—	—	—	—	—	—	198,020	198	(197)	—	—	—
Record purchase of Penthouse Media Group (PMG), net of acquisition costs	—	—	—	—	—	—	45,000	45	—	—	4,526,609	915,402	—	5,442,056
Foster Sports, Inc. adjustment	—	—	—	—	—	—	—	—	(420,000)	(420)	(2,708,580)	—	—	(2,709,000)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,458,378)	(3,458,378)
Balance December 31, 2004	—	—	10,000	10	—	—	45,000	45	28,312,569	28,312	14,282,947	915,402	(4,376,753)	10,849,963
Private placement of stock	—	—	—	—	—	—	—	—	3,700,000	3,700	551,300	—	—	555,000
Stock issued for services	—	—	—	—	—	—	—	—	5,529,070	5,529	1,035,573	—	—	1,041,102
Stock issued for debt repayment	—	—	—	—	—	—	—	—	2,235,264	2,236	780,829	—	—	783,065
Stock issued for rent guarantee	—	—	—	—	—	—	—	—	1,753,724	1,754	374,528	—	—	376,282
Stock issued for purchase of Internet Billing Company (iBill), net of acquisition costs	—	—	—	—	330,000	330	—	—	—	—	4,746,668	—	—	4,746,998
Stock issued for purchase of Interactive Television (ITVN), net of acquisition costs	—	—	—	—	—	—	—	—	—	—	1,700,000	1,162,224	—	2,862,224
Conversion of Series C into common stock	—	—	(10,000)	(10)	—	—	—	—	1,000,000	1,000	(990)	—	—	—
Conversion of Series D into common stock	—	—	—	—	(107,412)	(107)	—	—	32,760,065	32,760	(32,344)	—	—	309
Conversion of Series G into common stock	—	—	—	—	—	—	(22,000)	(22)	29,225,009	29,225	(29,203)	—	—	—
Settlement of client payouts with Series D preferred stock	—	—	—	—	—	—	—	—	—	—	1,324,398	—	—	1,324,398
Amortization of unamortized discount, net of preferred stocks	—	—	—	—	—	—	—	—	—	—	(865,212)	—	—	(865,212)
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(375,000)	(375,000)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,199,387)	(20,199,387)
Balance December 31, 2005	—	$—	—	$—	222,588	$223	23,000	$23	104,515,701	$104,516	$23,868,494	$2,077,626	$(24,951,140)	$1,099,742

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Operating activities
Net loss	$(20,199,387)	$(3,458,378)
Loss from discontinued operations	—	2,152,843
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends declared	(375,000)	—
Impairment of goodwill	17,958,763	—
Gain on remeasurement of derivatives	(4,735,026)	—
Amortization of unamortized discount of 10% notes	508,752	—
Bad debt expense	1,125,000	—
Depreciation and amortization	3,828,828	16,172
Stock issued for services and settlements	2,200,764	278,330
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	17,942,233	22,772
Prepaid assets and other assets	(514,199)	—
Accounts payable and accrued expenses	1,387,373	566,093
Other liabilities	(595,382)	—
Client payouts	(18,613,022)	—
Cash used in continuing operations	(80,343)	(422,168)
Cash used in discontinued operations	—	(1,684,433)
Cash used in operating activities	(80,343)	(2,106,601)
Investing activities
Purchase investment in ITVN	(1,700,000)	—
Purchases of furniture and equipment	(41,518)	—
Acquisition of PMG	—	(9,525,000)
Prepaid acquisition costs	—	(4,000)
Cash used in investing activities	(1,741,518)	(9,529,000)
Financing activities
Proceeds from notes payable	2,481,889	750,000
Payments on notes payable	(2,025,000)	(275,000)
Net proceeds from line of credit	1,194,251	—
Proceeds from loans from related parties	1,009,826	1,048,248
Payments on loans from related parties	(1,103,260)	—
Proceeds from sale of stock	555,000	—
Proceeds from convertible notes	—	9,525,000
Proceeds from shareholders advances	—	586,209
Cash provided by financing activities	2,112,706	11,634,457
Net increase (decrease) in cash and cash equivalents	290,885	(1,144)
Cash and cash equivalents at beginning of period	—	1,144
Cash and cash equivalents at end of period	$290,885	$—
Non-cash operating, investing and financing activities:
Preferred stock issued for the following:
Investment in Interactive Television Networks, Inc.	$3,152,224	$—
Acquisition of iBill	$19,415,624	$—
Investment in Penthouse Media Group, Inc.	$—	$5,739,944
Acquisition through issuances of equity	$—	$3,096,000
Supplemental disclosure of cash flow information:
Interest paid	$231,000	$92,893

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Interactive Brand Development, Inc. (IBD, the Company or the Corporation), a Delaware corporation, is authorized under its Articles of Incorporation to issue and have outstanding at any one time 400 million shares of common stock par value $0.001 per share. A majority of the Company’s shareholders, by written consent dated January 31, 2005, voted to increase the number of authorized shares from 30 million to 400 million shares of common stock, par value $0.001 per share, effective March 31, 2005.

IBD was engaged in online auctions, a sports talk show on two radio stations, and classic animation art libraries until the fourth quarter of 2004 when the Company revised its business plan to focus on building a presence as a marketing and media holding company in the adult entertainment industry. In connection with the Company’s revised business plan at December 31, 2004, the Company discontinued operations of its online auctions and sports talk show. The Company’s operations in 2005 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiary Internet Billing Company, LLC (iBill).

During the year ended December 31, 2005, iBill’s service offerings consist of credit card and stored value card processing, online check processing, and telephone billing processing.

•

Credit card and stored value card payment processing provides services to merchants that sell goods and services through the Internet, and as an intermediary “aggregator” in that it aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.

•

Online check payment processing provides services to merchants that sell goods and services through the Internet. iBill’s Web Merchants offer consumers the ability to pay by authorizing a direct debit, via the Automated Clearing House System, (referred to as ACH) to the consumer’s checking account.

•

Telephone billing provides payment services to merchants that sell goods and services through the Internet. iBill’s Web Merchants offer consumers the ability to pay by authorizing a charge to be made on their telephone bill for their internet purchase.

In 2005, iBill changed operations management personnel and initiated certain business practices to strengthen and improve the iBill business. Such initiatives include providing greater payment processing flexibility to iBill’s clients through the introduction of debit card processing and concentrating a majority of iBill’s credit card and debit card transaction processing through one third party vendor in order to minimize fees. In addition, the Company is pursuing various financing sources, in the form of both equity and debt, to further solidify the Company’s financial position. The Company believes that the processing arrangements with the new domestic payment processing vendors as well as new business opportunities being pursued by the Company should enable the Company to continue to make the payouts to its clients, and to eventually reduce accrued payouts outstanding. The Company also believes that these initiatives and actions being taken to improve its operations and financial condition should enable the Company to continue as a going concern. There can be no assurances, however, that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

The Company made several strategic investments in connection with its revised business plan. These investments include:

•

A 27% non-voting interest in Penthouse Media Group, Inc. (PMG), an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

•

On March 31, 2005 the Company purchased a minority interest in Interactive Television Networks, Inc., formerly XTV, Inc. Interactive Television Networks (ITVN) is an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, iBill Corp., Media Billing Company LLC (Media Billing), a wholly-owned subsidiary of iBill Corp., Internet Billing Company LLC, a wholly-owned subsidiary of Media Billing, XTV Investments LLC, a Delaware limited liability company and Card Stream, Inc., a Florida corporation. All material intercompany accounts and transactions have been eliminated.

Going Concern

In connection with their audit report on the Company’s consolidated financial statements as of December 31, 2005, the Company’s independent certified public accountants, expressed substantial doubt about the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

•

a program of settling debt obligations by issuing interest bearing notes with a 2-year term note; to date the Company has settled approximately $9 million with notes and cash settlements;

•

maintaining service levels for existing clients above expectations to promote recurring and incremental revenues from these clients;

•

development of new payment processing products utilizing a fee-based service model with the potential for additional revenues from selling these programs to the end user;

•

teaming with other product and service providers in the adult entertainment industry in order to develop new revenue streams;

•

providing strategic marketing services to clients;

•

settling remaining outstanding obligations at a discount with payments to be made over time;

•

continued review of all expenditures in order to minimize costs; and

•

raising additional equity capital as necessary.

In the absence of additional financing the Company may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and sustain profitability. However, there are no assurances that management’s plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Ultimately, the Company must achieve profitable operations if it is are to be a viable entity.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less. At various times during the year, the Company will maintain cash balances in excess of the maximum amount insured by the Federal Deposit Insurance Corporation.

Accounts Receivable, Processor Reserves and Concentrations of Credit Risk

The Company’s accounts receivables primarily represent amounts owed by credit card and other payment processors for the gross value of the transactions processed on behalf of the Company’s clients.

Reserves held by processors represent amounts withheld by the Company’s credit card and other payment processors as a general reserve held on the Company as a whole, in addition to reserves held against future chargeback’s and other credits. The various payment processors establish the reserve levels, which generally cover a six-month trailing period and are based on a percentage of the gross value of the transaction processed. Reserves are released or increased by the payment processors depending on the volume of business transacted and other criteria. The Company will receive the total amount of reserves withheld by payment processors within six months of the date on which an amount is initially withheld.

Concentrations of credit risk are related to the payment processors to whom the Company processes its webmasters transactions with. As the Company currently uses four different processors for its transaction processing, there is considerable concentration of risk.

Allowance for Doubtful Accounts

The Company’s accounts receivables primarily represent amounts due from credit card and other payment processors. The Company recognizes bad debt expense on receivables through an allowance account using estimates based on past experience, and writes off trade receivables against the allowance account when the Company believes it has exhausted all available means of collection.

Marketable Securities

The Company accounts for investments under the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value.

Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders’ equity.

Property, Plant and Equipment

Furniture and fixtures are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Furniture is usually depreciated over seven years, computer equipment over five years, software over three years and leasehold improvements are amortized over their estimated useful lives, or the term of the lease, whichever is shorter. Maintenance and repair costs are expensed as incurred.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The Company accounts for intangible assets in accordance with SFAS 142. Intangible assets with indefinite lives and goodwill are no longer amortized, are carried at lower of cost or market and are subject to annual impairment evaluation or an interim impairment evaluation if an interim triggering event occurs. Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized. Pursuant to the provisions of SFAS No. 142, the Company performed their annual impairment analysis during the fourth quarter. Per the analysis performed in the fourth quarter, an impairment of $17,958,763 was necessary.

On January 21, 2005, the Company purchased iBill. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their estimated fair values on the date of the acquisition. Such estimated values are subject to change based on the resolution of certain contingencies and the completion of independent appraisals. The Company engaged an outside consulting firm to perform a valuation analysis of the iBill acquisition (see Notes 4 and 5 for more details).

Impairment of Long-Lived Assets

The Company follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the lowest levels for which there are identifiable cash flows. If this review indicates that an asset’s carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value. At December 31, 2005, the Company’s management believes there is no impairment of its long-lived assets, other than the aforementioned impairment recorded for its goodwill and intangible assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

The Company reviews the terms of convertible debt and equity instruments that we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

Warrants

The Company issues warrants to purchase the Company’s common stock in conjunction with debt and some preferred stock issues. Warrants are accounted for in accordance with the provisions of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and EITF No. 00-19, Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock. The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital – warrants.

Revenue Recognition

The Company’s service revenues primarily represent service fees charged to its clients that are based on a percentage of the gross value of the transactions processed (less any refunds or credits) by the Company on its clients’ behalf. The Company manages the collection process for the gross amount of the transactions processed on its clients’ websites, but the Company is not responsible for fulfilling the obligation of the transaction and does not have any credit risk associated with the end consumer. In determining our revenue reporting the Company follows the requirements of the FASB’s Emerging Issues Task Force (EITF) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF No. 99-19). The Company has concluded that it should report revenue net

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

for the fee earned in the transactions processed because of the near absence of gross reporting indicators and the presence of persuasive net reporting indicators as specified in EITF No. 99-19. The webmaster, and not the Company, is the primary obligor to the customer, a strong indicator that revenue should be reported net. The Company has no fulfillment or customer service role with respect to delivery of the products ordered or their acceptability. The Company has no latitude or control over the prices charged to the customers and earns a fixed amount from each transaction. The sole indicator of gross reporting is that the Company assumes credit risk for the amounts billed on customer credit cards and that risk is mitigated by controls in place that allow the webmaster to provide access to the product ordered only after approval of the credit card charge, delayed remittance of sale proceeds to the webmaster and the 10% hold-back reserves held for a six-month period. The Company recognizes service fee revenue when the transactions are processed and approved by the credit card and other payment processors. The Company’s other revenues primarily represent additional fees charged to its clients for chargebacks and other processing costs.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expense was approximately $61,000 and $31,000 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Pursuant to SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, processor reserves and prepaid expenses, as well as accounts payable, accrued expenses and client funds held, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Basic and Diluted Net Loss Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. All convertible debt and equities were excluded from the computations of diluted net loss per common share for the years ended December 31, 2005 and 2004, as their effect is anti-dilutive.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Loss

SFAS No. 130, Comprehensive Income (SFAS No. 130), requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. There are no components of comprehensive loss other than the Company’s net loss the years ended December 31, 2005 and 2004.

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

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

Reclassifications

Certain amounts in prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (EITF No. 04-08), which is effective for reporting periods ending after December 15, 2004. EITF No. 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF No. 04-08 did not impact earnings per share in 2005 and 2004.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the SEC adopted a new rule that postponed the

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there will be no effect upon implementation.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on our consolidated financial condition, results of operations or cash flows.

3. DISCONTINUED OPERATIONS - FOSTER SPORTS, INC. & iBID ONLINE AUCTION

During 2004, the Company revised its business plan to be in line with the Company’s focus on building a presence as a sales, marketing and media company in the adult entertainment industry. Accordingly, the Company decided to discontinue its operations related to auction sales and on March 1, 2005 entered into a licensing agreement with LTC Group, Inc., whereby LTC will pay the Company a license fee for the right to use the auction software developed and patented by the Company. Such licensing fee is equal to 20 percent of the gross auction profits. On December 31, 2005, the Company and LTC mutually agreed to terminate its licensing agreement. Also on December 31, 2005, the Company sold the rights to the auction software to a related party for $6,000.

In keeping with the Company’s amended business strategy, the Company divested its ownership interest in Foster Sports, Inc. in November 2004 and discontinued its pursuit of business combinations with entities engaged in radio media.

According to the stock purchase agreement, Foster would receive a total of 480,000 shares of the Company’s common stock if Foster met certain revenue requirements. Upon further review, the Company determined that Foster had not fully met the contingent consideration requirements specified in the Company’s stock purchase agreement. Based on the Company’s review, it was determined that Foster met revenue requirements sufficient to earn only 60,000 shares of IBD common stock. Accordingly, the Company issued 60,000 shares of its common stock to Foster.

As a result of divesting its ownership interest in Foster Sports, Inc. and online auction sales, the Company recognized a loss from disposition of $657,885. Such loss is reported on the consolidated condensed statements of operations as part of the loss from disposal of discontinued operations.

There were no assets or liabilities from discontinued operations as of December 31, 2005 and there were no results from discontinued operations for the year ended December 31, 2005. Results from discontinued operations for the year ended December 31, 2004 were as follows:

December 31, 2004
Revenue	$793,160
Operating expenses	2,098,953
Depreciation and amortization	189,165
Loss before income taxes	(1,494,958)
Benefit from income taxes	598,000
Net loss from discontinued operations	$(896,958)

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITION OF iBILL

On July 21, 2004, PHSL Worldwide, Inc. (PHSL) and IBD, entered into an agreement whereby IBD would acquire all of the membership interests in Media Billing, LLC, which owns 100% of the equity interests in iBill from PHSL in exchange for 330,000 shares of IBD’s Series D convertible preferred stock, the conversion of which would result in PHSL owning 49.9% of IBD’s fully diluted common stock outstanding. The transaction closed January 21, 2005. Approximately $32.6 million, $5.5 million, $3.2 million, $1.6 million and $0.1 million of the purchase price was initially allocated to goodwill, patents, customer base, trade name and domain names, respectively. The value allocated to goodwill was subsequently reduced by $14.7 million pursuant to the valuation of the iBill acquisition performed during 2005 (see Note 5 for additional details).

The primary reason for the acquisition was the Company’s decision in 2004 to revise its business plan to focus on building a presence as a marketing and media holding company in the adult entertainment industry. The acquisition was accounted for in accordance with SFAS No. 141 and, accordingly, the results of operations have been included in the condensed consolidated statement of operations beginning from January 1, 2005, the date when the Company assumed control.

The following unaudited pro forma financial information reflects the results of operations for the years ended December 31, 2005 and 2004, as if the acquisitions had occurred at the beginning of the respective periods presented. The pro forma financial information, in the schedule below, does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations:

	December 31, 2005	December 31, 2004

Net revenues	$6,923,830	$21,392,000
Loss from operations	(30,612,707)	(14,455,782)
Loss from continuing operations	(20,199,387)	(14,536,535)
Loss from disposal of discontinued operations	—	(657,885)
Loss from discontinued operations	—	(1,494,958)
Net loss	(20,199,387)	(16,689,378)
Net loss applicable to common shares	(20,574,387)	(16,695,378)
Loss per common share – basic and diluted:
Loss from continuing operations	$(0.26)	$(0.81)
Loss from discontinued operations	—	(0.12)
Basic and diluted net loss per share	$(0.26)	$(0.93)

The pro forma information shown for the year ended December 31, 2004 includes results of operations for iBill from March 23, 2004 through December 31, 2004, as the company that IBD purchased iBill from acquired all of iBill’s membership interests on that date.

5. GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 1, pursuant to the provisions of SFAS No. 142, the Company does not amortize goodwill or intangible assets deemed to have an indefinite useful life. Identifiable intangibles with definite lives are amortized. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets on the balance sheet and tested for impairment on a periodic basis, or more frequently if certain indicators arise. The Company performed its annual review in the fourth quarter of 2005 and determined that an impairment of goodwill was necessary. The Company will perform its annual impairment review during the fourth quarter of each year.

During 2005, the Company completed its valuation of the acquisition of iBill. Per the results of the valuation, the purchase price (value proscribed to the 330,000 shares of Series D preferred stock) was reduced by $14,668,626, thereby decreasing goodwill from $32,627,389 to $17,958,763. During the fourth quarter of 2005, we performed our annual impairment analysis and determined that all of the goodwill on our books was impaired. As such, we recorded a charge to the statement of operations of $17,958,763.

5. GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The following reflects the changes to goodwill for the years ended December 31, 2005:

Balance at beginning of year	$—
Goodwill acquired during year	32,627,389
Purchase price adjustment	(14,668,626)
Impairment loss	(17,958,763)
Balance at end of year	$—

As of December 31, 2005, the Company’s intangible assets, other than goodwill, and related accumulated amortization, were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Patents (7.5 years)	$5,466,205	$750,697	$4,715,508
Customer base (2.5 years)	3,239,829	1,426,465	1,813,364
Domain names (7.5 years)	64,146	8,814	55,332
Total intangible assets subject to amortization	8,770,180	2,185,976	6,584,204
Intangible assets not subject to amortization:
Trade names	1,624,000	—	1,624,000
Total intangible assets	$10,394,180	$2,185,976	$8,208,204

In 2005, the Company purchased $10,394,180 million of intangible assets in connection with the iBill acquisition. The Company recorded amortization expense on intangible assets of $2,185,976 for the year ended December 31, 2005. The Company did not have any amortization expense for the year ended December 31, 2004.

The estimated annual amortization expense for intangible assets for the next five fiscal years as of December 31, 2005 is as follows:

2006	$2,185,468
2007	1,145,904
2008	759,004
2009	759,004
2010	759,004

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2005, prepaid expenses and other current assets consisted of the following:

Deposits	$792,306
Prepaid expenses	197,270
Other current assets	129,546
Total	$1,119,122

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ACCOUNTS RECEIVABLE AND PROCESSOR RESERVES

As of December 31, 2005, accounts receivable and processor reserves consisted of the following:

Accounts receivable, net of allowance of $1,543,147	$3,330,511
Processor reserves	2,608,819
Total	$5,939,330

Included in accounts receivable is approximately $1.2 million associated with the resolution of commissions and settlements pertaining to ECB Bank. The Company is no longer processing settlements through ECB Bank and the amount is included in current assets as the Company expects the resolution to be completed within the next twelve months.

8. INVESTMENTS IN PMG AND ITVN

Investment in PMG

In connection with its investment in PMG, the Company issued 10% convertible notes, Series E, F and G preferred stocks. The investment in PMG was recorded at $22,214,945 which is its fair value at the date of acquisition. The Company has recorded the Series E and F preferred stocks as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. In addition, a portion of the value of the 10% notes representing was included in the derivative financial instruments and the value attributable to the warrants attached to the 10% notes was recorded to equity.

The Series E preferred stock is convertible into an indeterminate number of shares of the Company’s common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder’s request in cash. The Series G preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares.

As the Company’s investment in PMG is a significant percentage of its total assets, certain financial information from PMG is being provided. As the Company was unable to obtain PMG’s audited financial statements for the year ended December 31, 2005, the following unaudited information is as of and for the nine months ended September 30, 2005:

Account Name	Amount
Cash	$15,291,000
Current assets	$19,254,000
Total assets	$108,942,000
Current liabilities	$11,142,000
Total liabilities	$82,176,000
Equity	$26,766,000
Revenue	$23,687,000
Net loss	$(7,653,000)

All of the shares of PMG common stock currently are pledged as collateral to secure the Company’s obligations to the holders of the 10% Notes and the Series F preferred stock. Specifically, 254,834 shares of PMG common stock serve as collateral for the obligations under the 10% Notes, and 92,304 shares of PMG common stock serve as collateral for the obligations under the Series F preferred stock. As disclosed in the “Litigation” section of Footnote 16, a significant holder of the Series F preferred stock has brought suit against the Company alleging an array of breaches by IBD, Media Billing and iBill of the agreements governing its rights as a holder of the Series F Preferred Stock and is seeking money damages and foreclosure on the shares of PMG common stock that serve as collateral. In addition, certain holders of the 10% Notes sent a notice of default to the Company on December 20, 2005. Although the Company is pursuing settlement with all such parties, the Company anticipates that it may have to relinquish a significant number of shares of PMG common stock in connection with the foregoing actions or settlement of such actions.

8. INVESTMENTS IN PMG AND ITVN (CONTINUED)

Investment in ITVN

In connection with its investment in ITVN, the Company issued Series H preferred stock. The investment in ITVN was recorded at $4,852,224 which is its fair value at the date of acquisition. The Company has recorded the Series H as long-term debt, net of the amount allocated to the warrants attached thereto.

The Series H preferred stock is redeemable five years after issuance for 40 million shares of the Company’s common stock. The Series H preferred stock can be converted at the option of the holder, for two shares of common stock for each share of Series H preferred stock. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares.

General

The Company reports its investments in PMG and ITVN under the cost method of accounting. Accordingly, the investments in PMG and ITVN are reflected on the consolidated balance sheet at their initial costs, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized decreases in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment, unless circumstances or events arise that would indicate the investment might be impaired. Based on the 2005 annual impairment test, the Company determined that no impairment charge was needed for both the PMG and ITVN investments.

9. INVESTMENT IN CEL ART

On October 27, 2004, the Company approved the issuance of 3,000,000 shares of common stock to acquire an additional 26,261 pieces of animation cel art and related intellectual property, valued at $1,350,000 from an unrelated third party. In December 2004, the Company purchased an additional 33,739 pieces of cel art valued at $1,665,000 in consideration of 3,700,000 shares of common stock from a related party. Paragraph 8 of SFAS No. 123 states that when goods or services are received for the issuance of equity instruments they should be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management felt the fair value of the inventory was more reliably measurable.

These cel art pieces are used in a program established by the Company with local and national charities to increase its databases of potential bidders and buyers on their auction website. The investment in cel art at December 31, 2005 was $6,848,950.

The Company has no immediate plans to sell the cel art inventory, however it is available to be sold at the prevailing market, if needed. Temporary unrealized decreases in value would be reported as other comprehensive income or loss, and other than temporary unrealized decreases in value would be expensed as incurred. Management performs an annual impairment, unless circumstances or events arise that would indicate the cel art might be impaired. Management does not believe a provision for loss or write-down of the cel art value is necessary, based on the results of the analysis performed by an independent appraiser contracted by the Company. The consultant reviewed a variety of factors, including recent sales in the marketplace.

The cost of insuring these cels was not financially feasible. The Company has created a secure designated area in Deerfield Beach to store the inventory. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consist of the following:

December 31, 2005

Computer equipment	$1,777,493
Office equipment	1,466,481
Software	1,464,662
Total	4,708,636
Less accumulated depreciation	(1,697,964)
Furniture and equipment, net	$3,010,672

Depreciation expense for the years ended December 31, 2005 and 2004 was $1,627,054 and $16,972, respectively.

11. LONG-TERM DEBT

As of December 31, 2005, long-term debt consisted of the following:

10% Convertible Notes	$9,525,000
Series E preferred stock	3,500,000
Series F preferred stock	3,450,000
Series H preferred stock	400,000
Notes payable	5,153,922
Line of credit	3,294,251
Total long-term debt	25,323,173
Less: current maturities	(6,084,657)
Less: unamortized discount, net	(3,726,579)
Total long-term debt, net of current portion	$15,511,937

The unamortized discount, net, of $3,726,579 is comprised of the following and will be amortized over the following periods:

10% Convertible Notes (5 years)	$2,035,000
Series E preferred stock (3 years)	1,371,777
Series F preferred stock (5 years)	1,671,302
Series H preferred stock (5 years)	(1,351,500)
Unamortized discount	$3,726,579

Scheduled maturities of long-term debt as of December 31, 2005 are as follows:

2006	$6,084,657
2007	5,863,516
2008	—
2009	13,375,000
Total	$25,323,173

10% Convertible Notes, Series E, F & H Preferred Stock

In 2004, The Company issued an aggregate of $9,525,000 of 10% Convertible Notes (10% Notes) to 18 investors (the Note Holders), none of whom were previously affiliated with the Company. The Note Holders also received warrants to purchase 3,175,000 additional shares of common stock at an exercise price of $3.00 per share.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LONG-TERM DEBT (CONTINUED)

Interest is payable semi-annually on June 30th and December 31st, at the rate of 10% per annum, payable at the option of the Company of either 100% in cash or 50% in cash and the balance in common stock. The 10% Notes are convertible, at the option of the holder, into common stock at the lesser of $3.00 (Floor Price) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the 10% Notes conversion price is less than the Floor Price, the Note Holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. The 10% Notes are secured by (i) a lien on the assets of iBill subordinated to the lien granted to holders of the Series F preferred stock, and (ii) the pledge by the Company of a portion (pro rated with the Series F senior preferred stock) of its approximately 27% non-voting interest in PMG. The 10% Notes convert to a maximum of 19,050,000 shares of common stock plus any unpaid interest or accrued stock.

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes, of default by the Company related to the terms of the Company’s 10% Notes in the total principal amount of $8.0 million. The Company has tendered a settlement offer to the Note Holders. The Company intends to use its best efforts to negotiate settlement with the Note Holders and emphatically denies the allegation of misrepresentation and reconfirms that the collateral was available at all times, as was represented to the Note Holders. As the Company was notified that it was in default, per the terms of the 10% Notes, the Company was required to pay additional interest during the default period. As of December 31, 2005, the Company had accrued unpaid interest on the 10% Notes of approximately $1 million and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

The Series E, F and H preferred stocks have been classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company’s common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder’s request in cash. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company initially bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and changes in the fair value are being charged or credited to income on a quarterly basis. During the year ended December 31, 2005, the Company recorded a gain from the remeasurement of derivatives of $4,735,026.

As of December 31, 2005, convertible features of financial instruments is comprised of the following:

10% Convertible Notes	$213,275
Series E preferred stock	416,394
Series F preferred stock	410,446
Convertible features of financial instruments	$1,040,115

Notes Payable

The notes payable amount of $5,153,922 is comprised of Client Settlement Notes (Client Notes) of $4,727,033 and a revolving promissory note of $426,889.

During the second quarter of 2005, the Company issued to various iBill clients, notes payable to settle past due amounts owed to these clients. The Client Notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in full with accrued interest in two years. The Client Notes can be paid, at the Company’s sole discretion at any time following ninety (90) days from the execution of the note, either 100% in cash or 50% in cash and 50% in restricted stock. The Company had accrued unpaid interest on the Client Notes of approximately $106,000 and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LONG-TERM DEBT (CONTINUED)

On July 14, 2005, IBD’s wholly-owned subsidiary, iBill entered into a credit and security agreement with Takeley Investments Ltd. (Takeley). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $426,889 is outstanding as of December 31, 2005. The note bears interest at 15% per annum and is due July 31, 2006. The Company had accrued unpaid interest on the note of approximately $43,000 and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

As security for the loan, IBD and its wholly-owned subsidiary, Media Billing LLC (Media Billing) has guaranteed the repayment of the Note. Pursuant to the guarantees, IBD and Media Billing have entered into security agreements with Takeley which provide Takeley with a security interest in IBD’s and Media Billing’s inventory, equipment, property and other collateral.

As additional consideration for entering into the credit and security agreement, IBD issued Takeley a common stock purchase warrant to purchase 1,000,000 shares of common stock of IBD, exercisable at $0.33 per share at any time prior to July 14, 2010. Takeley has been provided with “piggy back” registration rights covering the shares of common stock issuable upon exercise of the warrant. The warrant issued to Takeley was issued pursuant to an exemption from registration under the 1933 Securities Act provided by Section 4(2). The warrant contains a legend restricting its transferability absent registration or applicable exemption. Takeley is an accredited investor and had access to information concerning IBD at the time of the loan.

Line of credit

On December 31, 2004, the Company’s wholly-owned subsidiary, iBill, obtained a letter of credit (LOC) from IIG Trade Opportunities Fund (IIG) in the amount of $2.1 million to be used for working capital. Effective December 5, 2005, the Company executed an amended and restated promissory note with IIG. The amended note increases the Company’s line of credit with IIG from $2.1 million to $6 million. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. As of December 31, 2005, the Company had drawn $3,294,251 on the LOC. The Company has paid approximately $500,000 as fees and interest related to the LOC.

As security for the line of credit, IBD and its wholly-owned subsidiaries, Media Billing and XTV Investments LLC (XTV LLC) have guaranteed the repayment of the line of credit. Pursuant to the guarantees, IBD, Media Billing and XTV LLC have entered into security agreements with IIG which provides IIG with a security interest in IBD’s, Media Billing’s and XTV LLC’s accounts receivable, processor reserves, investment in PMG and ITVN, inventory, equipment, property and other collateral.

12. PREFERRED STOCK

During 2005, 10,000 shares of Series B preferred stock were converted in 1,000,000 shares of common stock.

The Company issued Series D convertible preferred stock (Series D) in connection with its acquisition of iBill. The Series D shares are senior to common shares and are not entitled to receive dividends. Series D shares convert to 49.9% of the fully diluted common stock shares at the date of conversion. During 2005, 107,412 shares of Series D were converted into 32,706,065 shares of common stock.

The Company raised $3.5 million from the sale of 35,000 shares of its Series E 6% convertible preferred stock (Series E) to Monarch Pointe Fund LP (Monarch). The Series E stock holders were also issued warrants to purchase approximately 430,504 shares of common stock at an exercise price equal of $3.00 per share. The Series E shares rank senior to the Company’s common shares, Series C preferred stock and Series G preferred stock; and are entitled to 6% dividends when and as declared by the Board of Directors. Series E are convertible, at the option of the holder, into common stock at the lesser of $3.00 (Floor Price) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series E Conversion Price is less than the Floor Price, the holders are entitled to receive

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. PREFERRED STOCK (CONTINUED)

additional shares of common stock equal to an adjusted floor price of $0.50. Series E convert to a maximum of 7,000,000 shares of common stock. Series E is classified as long-term debt (see Note 11), net of the amounts allocated to the derivative financial instrument and warrants attached thereto. The amortization of the discount on Series E is charged to additional paid-in-capital – stock.

The Company raised $3.45 million from the sale of 34,500 shares of its Series F 10% convertible preferred stock (Series F) to Castlerigg Master Investments Limited (Castlerigg). The Series F stock holders were also issued warrants to purchase approximately 610,776 shares of common stock at an exercise price equal of $3.00 per share. The Series F shares rank senior to the Company’s common shares, Series C preferred stock, Series D preferred stock, Series E preferred stock and Series G preferred stock; and are entitled to 10% dividends payable semi-annually on June 30th and December 31st, payable at the option of the Company of either 100% in cash, 50% in cash and the balance in common stock. Series F are convertible, at the option of the holder, into common stock at the lesser of $3.00 (Floor Price) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series F Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. Series F are secured by (i) a lien on the assets of iBill subordinated only to a first priority lien that may be granted to one or more senior lender providing up to $10.0 million of working capital financing to iBill and (ii) the pledge by the Company of a portion (pro rated with the 10% Notes) of its approximately 27% non-voting interest in PMG. Series F convert to a maximum of 6,900,000 shares of common stock plus any unpaid interest accrued in stock. Series F is classified as long-term debt (see Note 11), net of the amounts allocated to the derivative financial instrument and warrants attached thereto. The amortization of the discount on Series F is charged to additional paid-in-capital – stock.

The Company issued Series G convertible preferred stock (Series G) in connection with its acquisition of PMG. Series G is junior on liquidation and sale of control of the Company to the Series E and Series F; does not pay any dividend and is not secured by any assets or securities; and is not subject to mandatory redemption. Series G shall convert into the aggregate number of shares of Company common stock as shall equal 68.0 million shares, less a maximum of 27,458,333 Conversion Shares issuable at the adjusted Floor conversion price of $0.50 applicable to 10% Notes, Series E, and Series F Securities. During 2005, 22,000 shares of Series G were converted into 29,225,009 shares of common stock. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.50 from the market price of the common stock on the date the preferred shares were issued.

The Company issued Series H convertible preferred stock (Series H) in connection with its acquisition of ITVN. The Series H shares are senior to common shares and are entitled to 10% dividends that will accrue until conversion date. The dividends may be paid in cash or in common stock at the option of the Company. The Series H shares are redeemable five years after issuance for 40 million shares of the Company’s common stock. Series H can be converted at the option of the holder, for two shares of common stock for each share of Series H. The Company has recorded Series H as long-term debt, net of the amount allocated to the warrants attached thereto.

On November 26, 2002, the Company was authorized by the Board of Directors to issue three series of preferred stock. Series A convertible preferred stock, 100,000 shares authorized, was converted in 2003. Series B convertible preferred stock, 10,000 shares authorized, was converted in accordance with the series preferences in 2004 for 198,020 shares of common stock.

In January 2005, Series C convertible preferred stock was converted in accordance with its preferences for 1,000,000 shares of common stock.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. PREFERRED STOCK DIVIDENDS

Series B convertible preferred stock was converted on November 16, 2004, for which the Holder received 198,020 shares of IBD common stock, which included payment of accrued dividends. Dividends that were cumulative from date of issuance and were declared upon the conversion of series B shares in 2004.

Series F preferred stock has accrued dividends paid one half in cash and one half in common stock. In 2005, the Company accrued unpaid dividends of $345,000 on Series F Preferred stock. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend declared in fiscal year 2005 of $345,000.

In 2005, the Company accrued unpaid dividends of $30,000 on Series H preferred stock. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend declared in fiscal year 2005 of $30,000.

14. WARRANTS

The Company has issued warrants to purchase its common stock in connection with the issuance of debt and certain preferred stock issues. As of December 31, 2005, the outstanding warrants to purchase common stock were as follows.

Grant Date	Issued in connection	Expiration Date	Exercise Price	Common Stock Issuable Upon Exercise
October 2004	10% Notes	September 2009	$3.00 per share	3,175,000 shares
October 2004	Series E	September 2007	Conversion Price[1] – minimum of $3.00 per share	430,504 shares
October 2004	Series F	September 2007	$3.00 per share	386,194 shares
October 2005	Series F Exchange Option[2]	September 2007	$3.00 per share	224,582 shares
March 2005	Series H	March 2010	$0.50 per share	8,000,000 shares
July 2005	Takeley settlement	July 2010	$0.33 per share	1,000,000 shares

———————

1

The Series E Conversion Price is the average of the lowest three intra-day prices of the Company’s common stock for 10 trading days immediately preceding the date of conversion. If the average closing price is lower than the Assumed Floor Price of $0.50, then the Assumed Floor Price of $0.50 applies.

2

In October 2005, Castlerigg exchanged shares of PMG common stock with an assigned value of $2,000,000 for 20,000 additional Series F preferred stock and 224,582 additional Series F warrants.

The Company recorded these warrants as additional paid-in capital – warrants at their fair values on the issue dates as follows:

Warrants to purchase 3,175,000 shares of common stock issued in connection with 10% Notes	$711,890
Warrants to purchase 430,504 shares of common stock issued in connection with Series E	159,102
Warrants to purchase 610,776 shares of common stock issued in connection with Series F	44,410
Warrants to purchase 8,000,000 shares of common stock issued in connection with Series H	1,162,224
Warrants to purchase 1,000,000 shares of common stock issued in connection with Takeley settlement	—
Total additional paid-in-capital – warrants	$2,077,626

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

The benefit from income taxes for the years ended December 31, 2005 and 2004 consist of the following:

	December 31, 2005	December 31, 2004

Current:
Continuing operations:
Federal	$6,867,792	$443,882
State	1,110,966	71,804
Benefit from continuing operations	7,978,758	515,686
Discontinued operations
Federal	—	731,967
State	—	118,406
Benefit from discontinued operations	—	850,373
Benefit from income taxes	7,978,758	1,366,059
Increase in valuation allowance	(7,978,758)	(1,366,059)
Benefit from income taxes, net of allowance	$—	$—

The difference between benefit from income taxes computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2005	December 31, 2004

Statutory federal income tax rate	34.0%	34.0%
State income taxes	5.5	5.5
Increase in valuation allowance	(39.5)	(39.5)
Effective income tax rate	—	—

The net deferred tax assets are comprised of the following:

December 31, 2005
Deferred tax assets – non-current	$9,855,700
Valuation allowance	(9,855,700)
Net deferred tax asset	$—

The non-current deferred tax asset amount of $9,855,700 is comprised solely of net operating loss carryforwards expiring after the year 2019.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into noncancelable operating lease agreements for the rental of office space. Certain of these leases include options to renew as well as rent escalation clauses. Future minimum lease payments as of December 31, 2005 associated with these lease agreements are as follows:

2006	$322,958
2007	363,589
2008	372,305
2009	279,580
2010	284,615

Total operating lease expense was approximately $1.1 million and $200,000 for the years ended December 31, 2005 and 2004, respectively.

In November 2005, the Company simultaneously entered into a new operating lease to relocate its office and terminated is existing lease that was due to expire in seven years. Per the terms of the termination agreement, the Company would receive approximately half of its $450,000 security deposit and the return of approximately 1.5 million shares of common stock issued to the landlord as a guarantee. Subsequent to December 31, 2005, the Company received approximately $200,000 and the return of the stock certificate for approximately 1.5 million shares.

Litigation

On February 15, 2005, CMI II, LLC (CMI), an affiliate of Castlerigg Master Investments Limited and a holder of shares of IBD’s Series F preferred stock, brought suit against IBD and its wholly owned direct and indirect subsidiaries, Media Billing and iBill, in the Supreme Court of the State of New York, New York County for damages arising out of alleged breaches (i) by IBD of various provisions of a Subscription Agreement pursuant to which CMI purchased the Series F preferred stock, (ii) by IBD of the IBD Certificate of Designation of Preferences and Rights of the Series F Stock, and (iii) by Media Billing and iBill of an Unconditional and Irrevocable Guaranty to guaranty both the payment and performance of all of IBD’s obligations to CMI. CMI also seeks redemption of the Series F Stock.

CMI amended its complaint on May 19, 2005 and again on August 19, 2005. The Second Amended Complaint added the following parties as defendants: Elliott Bruce Weiner, as Trustee of the H. Robert Wiener Trust of 1983, Stanley B. Weiner, as Trustee of the Blanche Weiner Trust of 1982, Gerald Horst, Edward Arnold, Shalva Morris, Steven Noel, Greg Mudwilder, Hal Cook, Anton Parisi, James Sanchez, Robert Henderson, Dan Selznick, Gulalai Mayar, Chris Woodruff, George Morris, and IIG Capital LLC. In addition to the claims made in the initial complaint, the Second Amended Complaint filed by CMI seeks damages arising out of alleged breaches by IBD of a Registration Rights Agreement and alleged breaches by Media Billing and iBill of a Security Agreement that allegedly granted CMI a first priority lien and security interest in certain collateral.

CMI alleges an array of breaches by IBD, Media Billing, and iBill of the agreements governing its rights as a holder of the Series F preferred stock. Specifically, CMI alleges that IBD breached the Subscription Agreement by (i) failing to obtain a commitment for up to $10 million in financing for iBill on or before October 15, 2004; (ii) failing on or before January 21, 2005 to withdraw from the American Stock Exchange and to seek to re-list its common stock on one of the other national securities exchanges specified in the Subscription Agreement; (iii) failing to amend its Certificate of Incorporation by December 31, 2004 to increase the number of authorized shares of IBD common stock to 250 million shares; and (iv) failing to make the semi-annual dividend payment allegedly owed to CMI on June 30, 2005. CMI alleges that IBD breached the Registration Rights Agreement by failing to maintain a listing of its shares on one of the national securities exchanges specified in the agreement. CMI alleges that IBD breached the Pledge Agreement by failing to deliver the membership interest in iBill to the collateral agent designated in the Pledge Agreement. CMI alleges that Media Billing and iBill breached the Security Agreement and

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

converted assets belonging to CMI by transferring collateral posted under the Security Agreement without the consent of the designated collateral agent. CMI alleges that Media Billing and iBill breached the Guaranty by failing to pay CMI amounts allegedly owed to CMI by IBD. CMI alleges that IBD breached the Series F Certificate by failing to redeem the Series F preferred stock.

In its Answer to the Second Amended Complaint, the Company has denied the essential allegations of wrongdoing and has asserted 13 affirmative defenses to the Second Amended Complaint, including that CMI is barred from enforcing any of the agreements with the Company because CMI fraudulently or negligently induced the Company to enter into the agreements, and that any obligations by the Company to perform under the agreements are excused by CMI’s material breaches of the agreements. In addition, the Company is investigating the availability of counterclaims relating to the circumstances surrounding CMI’s investment in the Company.

CMI seeks damages of $5.25 million, plus liquidated damages in the amount of $65,000 for each month, or portion thereof, that IBD allegedly failed to amend its Certificate of Incorporation after December 31, 2004, plus accrued and unpaid dividends on the Series F preferred stock, reimbursement for the costs and expenses incurred by CMI in seeking to enforce its alleged rights as a holder of the Series F preferred stock, interest, foreclosure on the shares of Penthouse Media Group, Inc. common stock that are held as collateral pursuant to the Pledge Agreement, and an accounting of all collateral alleged to have been improperly transferred by Media Billing and iBill. Currently, the Company is continuing its negotiations with CMI to reach a settlement of this matter, although no assurances can be made that a settlement will be reached. On March 27, 2006, CMI moved for summary judgment with respect to its causes of action against the Company. The Company intends to file an opposition to the motion.

On December 23, 2005, Robert C. Guccione filed suit in the Supreme Court of the State of New York, New York County, against iBill and seven other defendants seeking to recover damages for what he claims is an array of misconduct that led to the destruction of his media empire. Only one of the 11 counts of the Complaint is directed against iBill. That count -- for breach of contract -- seeks $15 million in damages for the breach by Charles Samel (a former executive of PHSL Worldwide, Inc. (PHSL), the former owner of iBill) and Jason Galanis (a stockholder of PHSL) of their alleged agreement with Guccione to pay him a $1 million/year consulting fee and assure him continued access to his New York townhouse (which allegedly is valued at $20 million). The Complaint does not allege how iBill contributed to this alleged breach of contract, nor does the Complaint claim that iBill had any contractual relationship of its own with Guccione. On January 27, 2006, the case was removed to the U.S. District Court for the Southern District of New York. iBill’s time to respond to the Complaint has been informally extended to March 30, 2006 by agreement of the parties, although the Company is awaiting the Court’s order approving the extension. If the case is not otherwise dismissed voluntarily by the plaintiffs, the Company intends to file a motion to dismiss for failure to state a claim.

On March 16, 2005, DeluxePass, L.L.C. and DLX Ideas, L.L.C. filed suit against iBill and Intercept, Inc. (a former owner of iBill before PHSL acquired it from Intercept) in the United States District Court for the Southern District of Florida. The Complaint alleges ten counts against iBill --two counts of conversion, two counts of breach of contract, two counts of breach of fiduciary duty, two counts of violation of the Florida Unfair and Deceptive Trade Practices Act, and two counts of civil theft. The factual assertion underlying all of these claims is that iBill collected funds on behalf of the plaintiffs pursuant to a service agreement but has failed to release to plaintiffs funds required to be released under the agreement. iBill answered the Complaint on April 15, 2005. The parties are presently conducting discovery. Trial is set for August 28, 2006.

Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. In the aggregate, current pending claims are approximately $450,000. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. At December 31, 2005, we had negotiated approximately $9,700,000 in 627 settlements, with approximately $300,000 pursuant to 36 settlements occurring in the fourth quarter of 2005. There can be no assurances that all of the webmasters will agree to settlements and as disclosed below the Company has not complied with certain settlement agreements.

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has failed to comply with the settlement terms of several of the settlement agreements due to its lack of working capital and has failed to provide answers to certain claims filed by webmasters. The failure to answer was not an intentional refusal to respond, rather it was from the Company’s inability to comply with financial terms of the subject settlement agreements and the Company had no defense to the creditors request for judgment. The failure to provide answers resulted in default judgments and the failure to comply with settlement agreements resulted in confessions of judgments. As of the date of this report, approximately 14 summary and default judgments have been filed against the Company, principally within Broward County federal and circuit courts, in an aggregate amount of approximately $4,300,000. These judgments include a judgment filed in Broward County Circuit Court on March 3, 2006, in the amount of approximately $595,000 by Innovative Ideas International, Ltd.

Subsequent to the period covered by this report, on April 5, 2006, the Superior Court of Fulton County State of Georgia issued an order confirming InterCept, Inc.’s arbitration award against Media Billing, Inc. and iBill in the amount of $5,201,023. The Company has appealed the award. The order arose from a matter relating to Media Billing and iBill operations prior to the Company’s acquisition of Media Billing and iBill and related to the original purchase agreement between PHSL and InterCept. Pursuant to the iBill acquisition agreement, PHSL agreed to indemnify the Company for any claims relating to arising from or in connection with any and all transactions arising out of the membership interest purchase agreement between Media Billing, iBill and InterCept. The Company believes this matter is covered by the indemnification provision and has notified PHSL. The Company will consider the termination of the Series D preferred stock held by PHSL in the event PHSL fails to indemnify the Company for the losses under the order. Upon recording the initial purchase transaction of Media Billing and iBill, the opening balance sheet included a $4 million liability related to this matter. The $4 million appears in accounts payable and accrued expenses on the December 31, 2005 consolidated balance sheet. InterCept has indicated that they will not accept the Series D preferred stock in lieu of payment so the Company could still be financially responsible. However, InterCept has notified the Company’s counsel that they would accept a lump-sum payment of $600,000 to settle the case. The Company will need additional funding to satisfy the outcome of the order and appeal.

17. RELATED PARTY TRANSACTIONS

The amount due to shareholders at December 31, 2005 and December 31, 2004 was $714,511 and $1,048,248. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The majority of the reduction was due to the Company making certain payments on behalf of these shareholders. The Company accrued interest at 10% for the outstanding balances owed to the shareholders. For the year ended December 31, 2005, the Company recorded income expense on these advances of approximately $100,000.

On December 31, 2005, the Company sold all rights to the online auction website http://ibidusa.com to a family member of the Company’s Chief Executive Officer for $6,000. The Company’s Chief Executive Officer disclaims any beneficial ownership in the purchase of the website.

As discussed in Note 16, the Company relocated its office space and entered into a termination agreement with its prior landlord to vacate the premises prior to the completion of the lease term. The negotiations were handled by consultants of the Company who have agreements. The consultants received a $50,000 commission for their assistance in brokering the termination agreement.

The Company was a party to a lease agreement for its former executive offices with Children’s Academy of Pompano Beach, Inc., an entity controlled by a family member of the Company’s president. The lease agreement was through December 2007. On December 20, 2004 the Company agreed to terminate the lease. The remaining obligations under the lease on the date of termination were approximately $307,500. Children’s Academy of Pompano Beach, Inc. accepted 200,000 shares of IBD common stock, valued at the date of issuance at approximately $80,000, in consideration of forgiving all outstanding obligations under the lease and release of any potential claims under the lease agreement. The Company’s president disclaims any beneficial ownership in the shares.

17. RELATED PARTY TRANSACTIONS (CONTINUED)

On July 14, 2004, the Company entered into a Settlement and Termination Agreement with Oak Street Ventures, Inc. under which Oak Street Ventures received 4,000,000 shares of IBD common stock in consideration of consulting services provided in connection with the Company’s introduction to iBill and subsequent acquisition negotiations with iBill. The 4,000,000 shares are subject to a one-year lock up agreement. On October 5, 2004, the Company approved the issuance of 503,680 shares of common stock to Oak Street Ventures, issued on December 3, 2004, in consideration of additional business consulting services provided. A principal of Oak Street Ventures, Inc. is a family member of an officer and director of the Company.

On October 5, 2004, the Company also approved the issuance of 503,680 shares of common stock to Corporation First, Inc., issued on December 3, 2004, for certain business consulting services. Voting control of Corporation First is held by a family member of the Company’s president. The Company’s president disclaims any beneficial ownership in the shares.

On October 5, 2004, the Company entered into a business consulting services agreement with Northbound, Inc., issued December 3, 2004, for services related to insurance coverage. In consideration of services provided under the agreement the Company issued Northbound 40,000 shares of its common stock. The principal of Northbound is a family member of a director of the Company. The director disclaims beneficial ownership of any securities held by the family member.

On October 27, 2004, the Company approved the issuance of 3,000,000 shares of common stock to American Collectors’ Exchange, Inc. pursuant to an agreement to acquire 26,261 pieces of cel art valued at $1,350,000. American Collectors’ Exchange, Inc. is owned by a family member of an officer and director of the Company.

In December 2004, the Company purchased an additional 33,739 pieces of cel art valued at $1,665,000 in consideration of 3,700,000 shares of common stock from a company which is owned by family member of an officer and director of the Company.

18. SUBSEQUENT EVENTS

Payment Processor Agreement

On March 27, 2006, the Company entered into an agreement to outsource its payment processing services to Etelegate Arizona LLC, an Arizona limited liability company. The Company’s revenue will be derived from transactions processed by Etelegate for both its existing clients as well as new clients that are signed up. The Company has no control of Etelegate’s management. Per the terms of the agreement, the Company remains responsible for client services for existing and new clients. While Etelegate can terminate the agreement with 90 days notice with no payout provisions, they would then become responsible for the extensive client services support the Company will be providing. The Company outsourced the payment processing services in order to focus on sales and marketing.

Per the agreement, Etelegate is responsible for processing transactions and customer service. Customer complaints or negative publicity about customer service, breaches of customers’ privacy, breakdowns in customer payment processing and the inability to handle increased volume of transactions could severely diminish consumer confidence and result in the loss of transactions and ultimately a loss of revenue.

Should Etelegate terminate this agreement prior to the Company finding additional revenue streams from its sales and marketing efforts or cannot handle the increased level of volume or customer service requests, it could have a material and adverse effect on the Company’s business, results of operations and financial condition. The Company cannot give any assurances that Etelegate will not terminate the agreement or be able to handle the increased level of volume and customer service requests.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS (CONTINUED)

On March 30, 2006, the Company began outsourcing payment processing services through Etelegate. If the conversion is not smooth or Etelegate cannot handle the increased level of volume, clients and customers could get impatient and look to process or pay through another company. This could have a material and adverse effect on our business, results of operations and financial condition.

Investment in PMG

On March 31, 2006, the Company was notified by the counsel of PMG that PMG had reincorporated in the State of Delaware. In addition, the Company was informed that there would be a 100-1 forward stock split.