Form 10QSB
period 2006-03-31
Interactive Brand Development Inc.
filed 2006-05-15
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.001 per share, at May 1, 2006, 104,515,701.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB means Interactive Brand Development, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$63,892
Accounts receivable and processor reserves, net of allowance of $1,543,147	6,210,187
Prepaid assets and other current assets	310,051
Total current assets	6,584,130
Investment in Penthouse Media Group, Inc.	22,214,945
Investment in Interactive Television Networks, Inc.	4,852,224
Investment in cel art	6,848,950
Property, plant and equipment, net of accumulated depreciation of $1,692,290	1,895,784
Intangible assets, net of accumulated amortization of $2,732,469	7,661,711
Total assets	$50,057,744
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,997,311
Long-term debt, current portion	6,609,968
Due to related parties	1,034,252
Client payouts	17,789,729
Total current liabilities	33,431,260
Long-term debt, net of current portion	15,936,275
Convertible features on financial instruments	945,264
Other liabilities	2,657,325
Total liabilities	52,970,124
Commitments and contingencies:
Shareholders’ deficit:
Preferred D, $0.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223
Preferred G, $0.001 par value, 45,000 shares authorized, 23,000 shares issued and outstanding	23
Common stock, $0.001 par value, 400,000,000 shares authorized: 104,515,701 shares issued and outstanding	104,516
Treasury stock, 1,553,724 shares at cost	(326,282)
Additional paid-in capital	25,683,672
Accumulated deficit	(28,374,532)
Total shareholders’ deficit	(2,912,380)
Total liabilities and shareholders’ deficit	$50,057,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Revenues:
Service revenue	$1,238,600	$2,711,760
Other fee revenue	—	11,433
Total revenue	1,238,600	2,723,193
Operating costs and expenses:
Cost of revenue	799,872	1,284,579
Selling, general and administrative	1,493,633	2,702,491
Depreciation and amortization	823,513	643,376
Loss on disposal of fixed assets	933,092	—
Gain on termination of lease	(178,595)	—
Total operating costs and expenses	3,871,515	4,630,446
Loss from operations	(2,632,915)	(1,907,253)
Other income (expense):
Interest income	2,813	1,248
Interest expense	(791,896)	(365,313)
Gain on remeasurement of derivatives	94,851	2,440,333
Other income	—	28,499
Total other income (expense)	(694,232)	2,104,767
Net income (loss)	(3,327,147)	197,514
Dividends on preferred stock	(96,250)	(86,250)
Net income (loss) applicable to common shares	$(3,423,397)	$111,264
Basic and diluted net income (loss) per common share	$(0.03)	$—
Weighted average number of common shares outstanding:
Basic	104,515,701	34,634,314
Diluted	285,354,180	237,680,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Operating activities
Net income (loss)	$(3,327,147)	$197,514
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on remeasurement of derivatives	(94,851)	(2,440,333)
Amortization of unamortized discount of 10% notes	127,188	127,188
Dividends declared	(96,250)	(86,250)
Depreciation and amortization	823,513	643,376
Loss on disposal of fixed assets	933,092	–
Gain on termination of lease	(178,595)	–
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	(270,857)	3,222,872
Prepaid assets and other assets	380,452	138,110
Accounts payable and accrued expenses	239,266	414,952
Other liabilities	(1,001)	6,468
Client payouts	908,831	(6,014,307)
Cash used in operating activities	(556,359)	(3,790,410)
Investing activities
Purchases of furniture and equipment	(95,224)	(7,861)
Purchase investment in ITVN	–	(1,700,000)
Cash used in investing activities	(95,224)	(1,707,861)
Financing activities
Net proceeds from line of credit	424,590	—
Proceeds from notes payable	—	1,314,801
Proceeds from loans from related parties	—	2,185,122
Cash provided by financing activities	424,590	3,499,923
Net decrease in cash and cash equivalents	(226,993)	(1,998,348)
Cash and cash equivalents at beginning of period	290,885	2,015,809
Cash and cash equivalents at end of period	$63,892	$17,461
Non-cash operating, investing and financing activities:
Preferred stock issued for the following:
Investment in Interactive Television Networks, Inc.	$—	$3,152,224
Acquisition of iBill	$—	$19,415,624
Supplemental disclosure of cash flow information:
Interest paid	$104,325	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Interactive Brand Development Inc. (the Company or IBD) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the periods ended March 31, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (SEC) for the period ended December 31, 2005.

Organization

The Company’s operations during the first three months of 2006 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiaries Internet Billing Company, LLC (iBill) and Card Stream, Inc.

During the three months ended March 31, 2006, iBill’s service offerings consist of credit card and stored value card processing, online check processing, and telephone billing processing.

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

The Company is pursuing various financing sources, in the form of both equity and debt, to improve the Company’s financial position. The Company believes that the new business opportunities it is pursuing should enable it to continue to make the payouts to its clients, and to eventually reduce accrued payouts outstanding. The Company also believes that these initiatives and actions being taken to improve its operations and financial condition should enable the Company to continue as a going concern. There can be no assurances, however, that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

On March 27, 2006, the Company entered into an agreement to outsource its payment processing services to Etelegate Arizona LLC (Etelegate), an Arizona limited liability company. As a result of the agreement, the Company’s revenue will be primarily derived from transactions processed by Etelegate for both the Company’s clients that existed at the date of the agreement as well as new clients that are signed up after the date of the agreement. The Company has no control of Etelegate’s management. Per the terms of the agreement, the Company remains responsible for client services for existing and new clients. While Etelegate can terminate the agreement

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

with 90 days notice with no payout provisions, they would then become responsible for the extensive client services support the Company will be providing. The Company outsourced the payment processing services in order to focus on sales and marketing.

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

On March 30, 2006, the Company began outsourcing payment processing services through Etelegate. If clients reject Etelegate’s services or Etelegate cannot handle the increased level of volume, clients and customers could get impatient and process or pay through another company. This could have a material and adverse effect on the Company’s business, results of operations and financial condition.

In addition to the Company’s operations, the Company has made the following strategic investments:

•

A minority non-voting interest in Penthouse Media Group, Inc. (PMG), an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

•

A minority interest in Interactive Television Networks, Inc., formerly XTV, Inc. Interactive Television Networks (ITVN) is an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks.

•

Acquisition of original cel art pieces produced by Filmation, including She-Ra Princess of Power, He-Man and the Masters of the Universe, Flash Gordon, and Bravestarr; Sony/Columbia's The Real Ghostbusters; MCA/Universal's Back to the Future, Beethoven, and Shelley Duvall's Bedtime Stories; and Lucasfilm's Star Wars Ewoks.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Reclassifications

Certain amounts in prior year condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (EITF No. 04-08), which is effective for reporting periods ending after December 15, 2004. EITF No. 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF No. 04-08 did not impact earnings per share in 2005.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the SEC adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006, and as the Company does not have an option plan, there was no effect upon implementation.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on its consolidated financial condition, results of operations or cash flows.

3. ACQUISITION OF iBILL

On July 21, 2004, PHSL Worldwide, Inc. (PHSL) and IBD, entered into an agreement whereby IBD would acquire all of the membership interests in Media Billing, LLC, which owns 100% of the equity interests in iBill from PHSL in exchange for 330,000 shares of IBD’s Series D convertible preferred stock, the conversion of which would result in PHSL owning 49.9% of IBD’s fully diluted common stock outstanding. The transaction closed January 21, 2005. Approximately $32.6 million, $5.5 million, $3.2 million, $1.6 million and $0.1 million of the purchase price was initially allocated to goodwill, patents, customer base, trade name and domain names, respectively. The value allocated to goodwill was subsequently reduced by $14.7 million pursuant to the valuation of the iBill acquisition performed during 2005.  The remaining goodwill of $17.9 million was deemed impaired when the Company performed its annual impairment testing during the fourth quarter of 2005.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

4. ACCOUNTS RECEIVABLE AND PROCESSOR RESERVES

As of March 31, 2006, accounts receivable and processor reserves consisted of the following:

Accounts receivable, net of allowance of $1,543,147	$3,178,131
Processor reserves	3,032,056
Total	$6,210,187

Included in accounts receivable is approximately $1.2 million associated with the resolution of commissions and settlements pertaining to ECB Bank. The Company is no longer processing settlements through ECB Bank and the amount is included in current assets as the Company expects the resolution to be completed within the next twelve months.

5. INVESTMENTS IN PMG AND ITVN

Investment in PMG

In connection with its investment in PMG, the Company issued 10% convertible notes, Series E, F and G preferred stocks. The investment in PMG was recorded at $22,214,945 which is its fair value at the date of acquisition. The Company has recorded the Series E and F preferred stocks as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. In addition, a portion of the value of the 10% notes was included in the derivative financial instruments and the value attributable to the warrants attached to the 10% notes was recorded to equity.

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

As the Company’s investment in PMG is a significant percentage of its total assets, certain financial information from PMG is being provided. The following information is for year ended December 31, 2005:

Account Name	Amount
Cash	$12,443,000
Current assets	$19,154,000
Total assets	$101,631,000
Current liabilities	$12,131,000
Total liabilities	$82,809,000
Equity	$18,822,000
Revenue	$31,040,000
Net loss	$(16,872,000)

All of the shares of PMG common stock currently are pledged as collateral to secure the Company’s obligations to the holders of the 10% Notes and the Series F preferred stock. Specifically, 254,834 shares of PMG common stock serve as collateral for the obligations under the 10% Notes, and 92,304 shares of PMG common stock serve as collateral for the obligations under the Series F preferred stock. A significant holder of the Series F preferred stock has brought suit against the Company alleging an array of breaches by IBD, Media Billing and iBill of the agreements governing its rights as a holder of the Series F Preferred Stock and is seeking monetary damages and foreclosure on the shares of PMG common stock that serve as collateral (see Part II Item 1 – Legal Proceedings for additional details). In addition, certain holders of the 10% Notes sent a notice of default to the Company on December 20, 2005. Although the Company is pursuing settlement with all such parties, the Company anticipates that it may have to relinquish a significant number of shares of PMG common stock in connection with the foregoing actions or settlement of such actions.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

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

General

The Company reports its investments in PMG and ITVN under the cost method of accounting. Accordingly, the investments in PMG and ITVN are reflected on the consolidated balance sheet at their initial costs, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized decreases in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an impairment test on an annual basis. A test would be performed in an interim period if circumstances or events arise that would indicate the investment might be impaired. Based on the 2005 annual impairment test, the Company determined that no impairment charge was needed for both the PMG and ITVN investments.

6. INVESTMENT IN CEL ART

As discussed in Note 1, the Company owns original cel art pieces for various cartoons. The Company’s investment in cel art at March 31, 2006 is $6,848,950. The cel art is available to be sold in bulk, however the Company has no immediate plans to sell it. A decrease in value would be expensed as incurred. Management performs an impairment test on an annual basis. A test would be performed in an interim period if circumstances or events arise that would indicate the cel art might be impaired. Management does not believe a provision for loss or write-down of the cel art value is necessary, based on the results of the analysis performed by an independent appraiser contracted by the Company. The consultant reviewed a variety of factors, including recent sales in the marketplace.

The cost of insuring these cels was not financially feasible. The Company has created a secure designated area in Deerfield Beach to store the inventory. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

7. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consist of the following:

March 31, 2006

Computer equipment	$1,702,810
Office equipment	1,464,662
Software	420,602
Total	3,588,074
Less accumulated depreciation	(1,692,290)
Furniture and equipment, net	$1,895,784

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

8. LONG-TERM DEBT

As of March 31, 2006, long-term debt consisted of the following:

10% Convertible Notes	$9,525,000
Series E preferred stock	3,500,000
Series F preferred stock	3,450,000
Series H preferred stock	400,000
Notes payable	5,355,365
Line of credit	3,718,841
Total long-term debt	25,949,206
Less: current maturities	(6,609,968)
Less: unamortized discount, net	(3,402,963)
Total long-term debt, net of current portion	$15,936,275

The net unamortized discount of $3,402,963, is comprised of the following and will be amortized over the following periods:

10% Convertible Notes (5 years)	$1,907,812
Series E preferred stock (3 years)	1,200,306
Series F preferred stock (5 years)	1,566,845
Series H preferred stock (5 years)	(1,272,000)
Unamortized discount	$3,402,963

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

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes, of default by the Company related to the terms of the Company’s 10% Notes in the total principal amount of $8.0 million. The Company has tendered a settlement offer to the Note Holders. The Company intends to use its best efforts to negotiate settlement with the Note Holders and emphatically denies the allegation of misrepresentation and reconfirms that the collateral was available at all times, as was represented to the Note Holders. As the Company was notified that it was in default, per the terms of the 10% Notes, the Company is required to pay additional interest during the default period. As of March 31, 2006, the Company had accrued unpaid interest on the 10% Notes of approximately $1.5 million and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

The Series E, F and H preferred stocks have been classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company’s common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder’s request in cash. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company initially bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and changes in the fair value are being charged or credited to income on a quarterly basis. During the three months ended March 31, 2006 and 2005, the Company recorded a gain from the remeasurement of derivatives of $94,851 and $2,440,333, respectively.

As of March 31, 2006, convertible features of financial instruments is comprised of the following:

10% Convertible Notes	$168,828
Series E preferred stock	391,011
Series F preferred stock	385,425
Convertible features of financial instruments	$945,264

Notes Payable

The notes payable amount of $5,355,365 is comprised of Client Settlement Notes (Client Notes) of $4,928,476 and a revolving promissory note of $426,889.

During the second quarter of 2005, the Company issued to various iBill clients, notes payable to settle past due amounts owed to these clients. The Client Notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in full with accrued interest in two years. The Client Notes can be paid, at the Company’s sole discretion at any time following ninety (90) days from the execution of the note, either 100% in cash or 50% in cash and 50% in restricted stock. The Company had accrued unpaid interest on the Client Notes of approximately $130,000 and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

On July 14, 2005, IBD’s wholly-owned subsidiary, iBill entered into a credit and security agreement with Takeley Investments Ltd. (Takeley). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $426,889 is outstanding as of March 31, 2006. The note bears interest at 15% per annum and is due July 31, 2006. The Company had accrued unpaid interest on the note of approximately $60,000 and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

Line of credit

On December 31, 2004, the Company’s wholly-owned subsidiary, iBill, obtained a line of credit (LOC) from IIG Trade Opportunities Fund (IIG) in the amount of $2.1 million to be used for working capital. Effective December 5, 2005, the Company executed an amended and restated promissory note with IIG. The amended note increases the Company’s LOC with IIG from $2.1 million to $6 million and is payable June 30, 2006. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. As of March 31, 2006, the Company had drawn $3,718,841 on the LOC and accrued unpaid interest of approximately $40,000 (recorded in accounts payable and accrued expenses on the consolidated balance sheet). During the three months ended March 31, 2006, the Company paid approximately $100,000 in interest.

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

On May 1, 2006, the Company received notice from IIG, of default by the Company related to the terms of the Company’s amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $144,000 in cash held in escrow by IIG). IIG served notice that pursuant to the credit agreement, they are terminating their commitment and accelerating and demanding payment in full of all outstanding amounts owed.  IIG also served notice that if all outstanding amounts are not immediately paid in full, they intend to enforce all rights under the original credit agreement, including but not limited to disposing of any and all collateral of the Company as soon as practicable.  The Company disputes that a default has occurred, as it believes that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note.  Further, the Company believes that IIG has violated terms of the LOC in that among other things it failed to fully fund its obligation under the LOC. As the Company was notified that it was in default, per the terms of the amended note, the Company will be required to pay additional interest during the default period.

9. PREFERRED STOCK

The Company issued Series D convertible preferred stock (Series D) in connection with its acquisition of iBill. The Series D shares are senior to common shares and are not entitled to receive dividends. Series D shares convert to 49.9% of the fully diluted common stock shares at the date of conversion.

The Company raised $3.5 million from the sale of 35,000 shares of its Series E 6% convertible preferred stock (Series E) to Monarch Pointe Fund LP (Monarch). The Series E stock holders were also issued warrants to purchase approximately 430,504 shares of common stock at an exercise price equal of $3.00 per share. The Series E shares rank senior to the Company’s common shares, Series C preferred stock and Series G preferred stock; and are entitled to 6% dividends when and as declared by the Board of Directors. Series E are convertible, at the option of the holder, into common stock at the lesser of $3.00 (Floor Price) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series E Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. Series E convert to a maximum of 7,000,000 shares of common stock. Series E is classified as long-term debt (see Note 8), net of the amounts allocated to the derivative financial instrument and warrants attached thereto. The amortization of the discount on Series E is charged to additional paid-in-capital – stock.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

The Company raised $3.45 million from the sale of 34,500 shares of its Series F 10% convertible preferred stock (Series F) to Castlerigg Master Investments Limited (Castlerigg). The Series F stock holders were also issued warrants to purchase approximately 610,776 shares of common stock at an exercise price equal of $3.00 per share. The Series F shares rank senior to the Company’s common shares, Series C preferred stock, Series D preferred stock, Series E preferred stock and Series G preferred stock; and are entitled to 10% dividends payable semi-annually on June 30th and December 31st, payable at the option of the Company of either 100% in cash, 50% in cash and the balance in common stock. Series F are convertible, at the option of the holder, into common stock at the lesser of $3.00 (Floor Price) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series F Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. Series F are secured by (i) a lien on the assets of iBill subordinated only to a first priority lien that may be granted to one or more senior lender providing up to $10.0 million of working capital financing to iBill and (ii) the pledge by the Company of a portion (pro rated with the 10% Notes) of its approximately 27% non-voting interest in PMG. Series F convert to a maximum of 6,900,000 shares of common stock plus any unpaid interest accrued in stock. Series F is classified as long-term debt (see Note 8), net of the amounts allocated to the derivative financial instrument and warrants attached thereto. The amortization of the discount on Series F is charged to additional paid-in-capital – stock.

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

10. PREFERRED STOCK DIVIDENDS

Series F preferred stock has accrued dividends paid one half in cash and one half in common stock. For the three months ended March 31, 2006, the Company accrued unpaid dividends of $86,250 on Series F preferred stock. At March 31, 2006, the Company has recorded the total amount of accrued unpaid dividends on Series F of $431,250 in accounts payable and accrued expenses on its condensed consolidated balance sheet. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend declared in the three months ended March 31, 2006 of $86,250.

For the three months ended March 31, 2006, the Company accrued unpaid dividends of $10,000 on Series H preferred stock. At March 31, 2006, the Company has recorded the total amount of accrued unpaid dividends on Series H of $40,000 in accounts payable and accrued expenses on its condensed consolidated balance sheet. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend declared in the three months ended March 31, 2006 of $10,000.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

11. WARRANTS

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

12. TREASURY STOCK

At March 31, 2006, the Company had 1,553,724 shares of treasury stock at a cost basis of $326,282.  On June 10, 2005, the Company issued 1,553,724 shares of common stock as a guarantee of the lease in which the Company was a party for its former corporate offices.  During the fourth quarter of 2005, the Company entered into a stipulation and settlement agreement for a termination of this lease agreement.  As part of this agreement, the shares used for the guarantee were returned to the Company.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (continued)

13. RELATED PARTY TRANSACTIONS

The amount due to shareholders at March 31, 2006 and December 31, 2005 was approximately $691,000 and $715,000, respectively. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The Company accrued interest at 10% for the outstanding balances owed to the shareholders. For the three months ended March 31, 2006, the Company recorded income expense on these advances of approximately $17,000.

In January 2006, the Company relocated its office space and entered into a termination agreement with its prior landlord to vacate the premises prior to the completion of the lease term. The negotiations were handled by consultants of the Company who have agreements. The consultants received a $50,000 commission for their assistance in brokering the termination agreement.

14. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive income (loss) for the three months ended March 31, 2006 and 2005.

Item 2.

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

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements as of March 31, 2006 and our contractual obligations as of December 31, 2005.

Organization

Our operations during the first three months of 2006 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through our wholly owned subsidiaries Internet Billing Company, LLC (iBill) and Card Stream, Inc.

During the three months ended March 31, 2006, iBill’s service offerings consist of credit card and stored value card processing, online check processing, and telephone billing processing.

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

We are pursuing various financing sources, in the form of both equity and debt, to improve our financial position. We believe that the new business opportunities we are pursuing should enable us to continue to make the payouts to our clients, and to eventually reduce accrued payouts outstanding. We also believe that these initiatives and actions being taken to improve its operations and financial condition should enable us to continue as a going concern. There can be no assurances, however, that we will be successful in these initiatives or that these initiatives will result in improved financial performance.

On March 27, 2006, we entered into an agreement to outsource its payment processing services to Etelegate Arizona LLC, an Arizona limited liability company. As a result of the agreement, our revenue will be primarily derived from transactions processed by Etelegate for our clients that existed at the date of the agreement in addition to new clients that are signed up after the date of the agreement. We have no control of Etelegate’s management. Per the terms of the agreement, we remain responsible for client services for existing and new clients. While Etelegate can terminate the agreement with 90 days notice with no payout provisions, they would then become responsible for the extensive client services support we will be providing. We outsourced the payment processing services in order to focus on sales and marketing.

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

Should Etelegate terminate this agreement prior to us finding additional revenue streams from its sales and marketing efforts or cannot handle the increased level of volume or customer service requests, it could have a material and adverse effect on our business, results of operations and financial condition. We cannot give any assurances that Etelegate will not terminate the agreement or be able to handle the increased level of volume and customer service requests.

On March 30, 2006, we began outsourcing payment processing services through Etelegate. If the clients reject Etelegate’s services or Etelegate cannot handle the increased level of volume, clients and customers could get impatient and process or pay through another company. This could have a material and adverse effect on our business, results of operations and financial condition.

In addition to our operations, we have made the following strategic investments:

•

A minority non-voting interest in Penthouse Media Group, Inc. (PMG), an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

•

A minority interest in Interactive Television Networks, Inc., formerly XTV, Inc. Interactive Television Networks (ITVN) is an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks.

•

Acquisition of original cel art pieces produced by Filmation, including She-Ra Princess of Power, He-Man and the Masters of the Universe, Flash Gordon, and Bravestarr; Sony/Columbia's The Real Ghostbusters; MCA/Universal's Back to the Future, Beethoven, and Shelley Duvall's Bedtime Stories; and Lucasfilm's Star Wars Ewoks.

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

Recent Accounting Pronouncements

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (EITF No. 04-08), which is effective for reporting periods ending after December 15, 2004. EITF No. 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF No. 04-08 did not impact earnings per share in 2005.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the SEC adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006, and as we do not have an option plan, there was no effect upon implementation.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of SFAS No. 154 will have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenues. Revenues decreased to $1,238,600 for the three months ended March 31, 2006 from $2,723,193 for the three months ended March 31, 2005. The decrease was due to a decline in the number of transactions processed resulting from a reduction in client base for the three months ended March 31, 2006 as compared to the prior year period.

Cost of revenue. Cost of revenue decreased to $799,872 for the three months ended March 31, 2006 from $1,284,579 for the three months ended March 31, 2005. The decrease was due to the reduction in the number of transactions processed for the three months ended March 31, 2006 as compared to the prior year period, partially offset by charges from credit card associations of $325,000.

Selling, general and administrative expense. Selling, general and administrative expense decreased to $1,493,633 for the three months ended March 31, 2006 from $2,702,491 for the three months ended March 31, 2005. The decrease was due to a reduction in overhead costs, primarily payroll and rent expense.

Depreciation and amortization expense. Depreciation and amortization expense increased to $823,513 for the three months ended March 31, 2006 from $643,376 for the three months ended March 31, 2005.

Loss on disposal of fixed assets. During the three months ended March 31, 2006, we relocated our executive offices and in connection with the move, we recorded a loss on the disposal of fixed assets of $933,092.

Gain on termination of lease. During the three months ended March 31, 2006, we relocated our executive offices and we recorded a gain from the termination of the old office lease agreement of $178,595.

Other income (expense). Other expense for the three months ended March 31, 2006 of $694,232, consisted of interest expense of $791,896 from the line of credit, notes payable and amortization of the discount on the 10% notes, partially offset by interest income of $2,813 and gain on remeasurement of derivatives of $94,851. Other income for the three months ended March 31, 2005 of $2,104,767, consisted of interest income from the reserves held by First Data Merchant Services of $1,248, gain on remeasurement of derivatives of $2,440,333 and other income of $28,499, partially offset by interest expense of $365,313 from the line of credit, notes payable and amortization of the discount on the 10% notes.

Net income (loss). As a result of the above, net income (loss) decreased to a net loss of $3,327,147 for the three months ended March 31, 2006 as compared to net income of $197,514 for the comparable prior year period.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

At March 31, 2006, we had cash of $63,892 and a working capital deficit of $26,847,130. While we currently believe that operating cash flows from our iBill operation, current cash balances and borrowings will be adequate to meet current operating needs and capital requirements for fiscal 2006, if we are unable to obtain additional borrowings to satisfy the settlements and judgments discussed below, we may not be able to meet our current operating needs. Presently, we do not have any material capital expenditure commitments for the remainder of 2006.

We have past due obligations, including but not limited to client payouts of $17,789,729 less processor reserves of $3,032,056, leaving a net deficit of client payouts of $14,757,673. During the first three months of 2006, we accrued unpaid interest expense of approximately $500,000 associated with our long term debt obligations. We will require additional financing to satisfy past due obligations. We also require additional funds to satisfy litigation matters.

On December 20, 2005, we received notice from a representative of 15 of the 17 holders of the 10% Notes, of our default related to the terms of our 10% Notes in the total principal amount of $8.0 million. We have tendered a settlement offer to the Note Holders and we intend to use our best efforts to negotiate settlement with the Note Holders. As we were notified that we were in default, per the terms of the 10% Notes, we are required to pay additional interest during the default period. On May 1, 2006, we received notice from IIG, of our default related to the terms of the amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $144,000 in cash held in escrow by IIG). IIG served notice that pursuant to the credit agreement, they are terminating their commitment and accelerating and demanding payment in full of all outstanding amounts owed.  IIG also served notice that if all outstanding amounts are not immediately paid in full, they intend to enforce all rights under the original credit agreement, including but not limited to disposing of any and all collateral as soon as practicable.  We dispute that a default has occurred, as we believe that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note.  Further, we believe that IIG has violated terms of the LOC in that, among other things, it failed to fully fund its obligation under the LOC. As we were notified that we were in default, per the terms of the amended note, we will be required to pay additional interest during the default period. Also, summary and default judgments of approximately $4.4 million, pertaining to webmaster settlements, have been filed against us. We will require additional financing to satisfy the defaults and judgments.

Subsequent to the period covered by this report, on April 5, 2006, the Superior Court of Fulton County State of Georgia issued an order confirming InterCept, Inc.’s arbitration award against Media Billing, Inc. and iBill in the amount of $5,201,023. We have appealed the award. The order arose from a matter relating to Media Billing and iBill operations prior to our acquisition of Media Billing and iBill and related to the original purchase agreement between PHSL and InterCept. Pursuant to the iBill acquisition agreement, PHSL agreed to indemnify us for any claims relating to arising from or in connection with any and all transactions arising out of the membership interest purchase agreement between Media Billing, iBill and InterCept. We believe this matter is covered by the indemnification provision and have notified PHSL. We will consider the termination of the Series D preferred stock held by PHSL in the event PHSL fails to indemnify us for the losses under the order. Upon recording the initial purchase transaction of Media Billing and iBill, the opening balance sheet included a $4 million liability related to this matter. The $4 million appears in accounts payable and accrued expenses on the March 31, 2006 condensed consolidated balance sheet. InterCept has indicated that they will not accept the Series D preferred stock in lieu of payment so we could still be financially responsible. However, InterCept has notified our counsel that they would accept a lump-sum payment of $600,000 to settle the case. We will need additional funding to satisfy the outcome of the order and appeal.

As discussed in Part II Item 1 – Legal Proceedings, we are a party to various litigation, each of which could have a material adverse effect on our liquidity and capital resources. If we are unsuccessful in defending these cases, we would require additional financing to satisfy the outcomes. There is no assurance that such financing would be available.

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

We believe that the results of operations will improve through the outsourcing agreement with Etelegate. However, we must be able to retain existing clients and recruit new clients to begin processing with Etelegate. In the absence of obtaining financing, and retaining and recruiting clients, we may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and sustain profitability. However, there are no assurances that management’s plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the review of our condensed consolidated financial statements for the three months ended March 31, 2006, we discovered certain significant internal control deficiencies that we consider to be reportable conditions. These consist of the lack of policies and procedures to adequately store and retrieve financial information.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

During the period covered by this report there have been no material developments under the legal proceedings disclosed under Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

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

On May 1, 2006, the Company received notice from IIG, of default by the Company related to the terms of the Company’s amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $144,000 in cash held in escrow by IIG). The Company disputes that a default has occurred, as it believes that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note.  Further, the Company believes that IIG has violated terms of the LOC in that among other things it failed to fully fund its obligation under the LOC.

ITEM 5.

OTHER INFORMATION

As disclosed within the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company received a letter from the SEC asking for clarification on various items. These items include: the valuation of the PMG investment, the basis of accounting for the PMG investment and the valuation of certain series of preferred stock. The Company has been working with the Commission to answer their comments. The Company cannot give any assurance that it will not have to restate prior filings based on the Commission’s responses or that such responses will not require the Company to materially amend its prior filings.

ITEM 6.

EXHIBITS

Exhibit No.	Description
10.17

Reseller and Transfer of Accounts Agreement dated March 27, 2006 between the Company and Etelegate Arizona, LLC for the outsourcing of the Company's on-line payment processing operations. (incorporated by reference to Form 8-K filed on March 31, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Brand Development, Inc.

Dated: May 15, 2006	By:	/s/ STEVE MARKLEY
Steve Markley
Chairman of the Board of Directors and Chief Executive Officer

Dated: May 15, 2006	By:	/s/ JEFF YESNER
Jeff Yesner
Chief Financial Officer