Form 10QSB
period 2006-06-30
Interactive Brand Development Inc.
filed 2006-08-24
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.001 per share, at August 24, 2006, 106,244,987.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB means Interactive Brand Development, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$124,174
Accounts receivable and processor reserves, net of allowance of $1,568,440	3,585,408
Prepaid assets and other current assets	295,456
Total current assets	4,005,038
Investment in Penthouse Media Group, Inc.	22,214,945
Investment in Interactive Television Networks, Inc.	4,852,224
Investment in cel art	6,848,950
Property, plant and equipment, net of accumulated depreciation of $1,934,344	1,709,741
Intangible assets, net of accumulated amortization of $3,278,963	7,115,217
Total assets	$46,746,115
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,470,338
Long-term debt, current portion	9,142,300
Due to related parties	1,275,622
Client payouts	16,797,177
Total current liabilities	35,685,437
Long-term debt, net of current portion	13,795,653
Convertible features on financial instruments	573,969
Other liabilities	2,655,174
Total liabilities	52,710,233
Commitments and contingencies:
Shareholders’ deficit:
Preferred D, $0.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223
Preferred G, $0.001 par value, 45,000 shares authorized, 23,000 shares issued and outstanding	23
Common stock, $0.001 par value, 400,000,000 shares authorized: 108,644,987 shares issued and outstanding	106,245
Treasury stock, 1,553,724 shares at cost	(326,282)
Additional paid-in capital	25,688,521
Accumulated deficit	(31,432,848)
Total shareholders’ deficit	(5,964,118)
Total liabilities and shareholders’ deficit	$46,746,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Service revenue, net of bad debt expense of $25,293	$80,520	$1,638,690	$1,319,120	$4,350,450
Other fee revenue	–	–	–	11,433
Total revenue	80,520	1,638,690	1,319,120	4,361,883
Operating costs and expenses:
Cost of revenue	2,292	940,643	802,164	2,225,222
Selling, general and administrative	1,944,707	2,942,476	3,438,337	5,644,967
Depreciation and amortization	803,270	1,338,011	1,626,783	1,981,387
Loss on disposal of fixed assets	12,060	–	945,152	–
Gain on termination of lease	–	–	(178,595)	–
Total operating costs and expenses	2,762,329	5,221,130	6,633,841	9,851,576
Loss from operations	(2,681,809)	(3,582,440)	(5,314,721)	(5,489,693)
Other income (expense):
Interest income	–	226,447	2,778	227,695
Interest expense	(635,484)	(667,406)	(1,427,380)	(1,118,969)
Gain (loss) on remeasurement of derivatives	371,295	(381,351)	466,146	2,058,982
Other income	(16,066)	5,027,090	(16,031)	5,055,589
Total other income (expense)	(280,255)	4,204,780	(974,487)	6,223,297
Net income (loss)	$(2,962,064)	$622,340	$(6,289,208)	$733,604
Basic and diluted net income (loss) per common share	$(0.10)	$0.01	$(0.10)	$0.01
Basic and diluted net income (loss) per common share	$–	$–	$–	$–
Weighted average number of common shares outstanding:
Basic	105,668,558	75,083,145	105,092,130	54,858,730
Diluted	286,561,700	261,449,217	285,957,940	249,564,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
Operating activities
Net income (loss)	$(6,289,208)	$916,104
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on remeasurement of derivatives	(466,146)	(2,058,982)
Amortization of unamortized discount of 10% notes	254,376	254,376
Dividends declared	(192,500)	(182,500)
Depreciation and amortization	1,626,783	1,981,387
Stock issued for services and settlements	203,006	2,153,514
Loss on disposal of fixed assets	945,152	–
Gain on termination of lease	(178,595)	–
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	2,353,922	12,725,784
Prepaid assets and other assets	395,047	339,707
Accounts payable and accrued expenses	1,498,664	(134,782)
Other liabilities	(3,152)	(242,912)
Client payouts	(83,721)	(16,733,095)
Cash used in operating activities	63,628	(981,399)
Investing activities
Purchases of furniture and equipment	(178,017)	(15,653)
Purchase investment in ITVN	–	(1,700,000)
Cash used in investing activities	(178,017)	(1,715,653)
Financing activities
Net proceeds from sale of stock		–
Net proceeds from line of credit	492,684	–
Proceeds from notes payable	–	1,314,801
Payments on notes payable due related parties	(545,006)	(1,629,202)
Proceeds from loans from related parties	–	2,185,122
Proceeds on loans from related parties	–	(1,054,441)
Cash provided by financing activities	(52,322)	816,280
Net decrease in cash and cash equivalents	(166,711)	(1,880,772)
Cash and cash equivalents at beginning of period	290,885	2,015,809
Cash and cash equivalents at end of period	$124,170	$135,037
Non-cash operating, investing and financing activities:
Preferred stock issued for the following:
Investment in Interactive Television Networks, Inc.	$–	$3,152,224
Acquisition of iBill	$–	$19,415,624
Supplemental disclosure of cash flow information:
Interest paid	$122,850	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Interactive Brand Development Inc. (the Company or IBD) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the periods ended June 30, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (SEC) for the period ended December 31, 2005.

Organization

The Company’s operations during the first three months of 2006 consisted of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiaries Internet Billing Company, LLC (iBill) and Card Stream, Inc. The Company no longer performs the actual processing services rather it refers clients to various companies for a percentage of the transaction revenue. During the three months ended June 30, 2006, the Company entered into various reseller agreements, whereby it earned a percentage of the net revenues earned for the aforementioned services.

During the three months ended June 30, 2006, IBD’s service offerings consist of the reselling of credit card and stored value card processing, online check processing and associated client services.  In addition to these services the company also offers access to a prepaid credit card.  .

•

Reseller agreements allow the Company to focus on client service instead of the actual processing of transactions. The Company sells the services of other online processors for a percentage of the revenues earned.

•

The prepaid credit card offers users the ability to access funds from thousands of point of sale terminals, atm’s, and make transfers on the Cardstream account to other Cardstream users.  TheCompany earns fees on the activity on an account.

The Company is pursuing various financing sources, in the form of both equity and debt, to improve the Company’s financial position. The Company believes that the new business opportunities it is pursuing should enable to eventually reduce accrued payouts outstanding. The Company also believes that these initiatives and actions being taken to improve its operations and financial condition should enable the Company to continue as a going concern. There can be no assurances, however, that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

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

On March 30, 2006, the Company began outsourcing payment processing services through Etelegate. If clients reject Etelegate’s services or Etelegate cannot handle the increased level of volume, clients and customers could get impatient and process or pay through another company. This could have a material and adverse effect on the Company’s business, results of operations and financial condition. The Company earns a percentage of net revenues from transactions processed by Etelegate that originated with the Company.  The Company’s agreement with Etelegate is not exclusive, and as such, it is discussing reseller agreements with other processors.

As of June 30, 2006 the terms of the agreement between Etelegate and the Company are being renogotiated. The volume of processing did not meet expectations during the second quarter of 2006 and the companies are in dispute as to why this occurred.  Due to this reduction in volume the terms of the contract are currently being renegotiated.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ACCOUNTS RECEIVABLE AND PROCESSOR RESERVES

As of June 30, 2006, accounts receivable and processor reserves consisted of the following:

Accounts receivable, net of allowance of $1,568,440	$828,845
Processor reserves	2,756,563
Total	$3,585,408

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

As the Company’s investment in PMG is a significant percentage of its total assets, certain financial information from PMG is being provided. The following information is for three months ended March 31, 2006:

Account Name	Amount
Cash	$6,198,000
Current assets	$12,545,000
Total assets	$95,634,000
Current liabilities	$11,904,000
Total liabilities	$82,698,000
Equity	$12,936,000
Revenue	$7,277,000
Net loss	$(5,886,000)

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

6. INVESTMENT IN CEL ART

As discussed in Note 1, the Company owns original cel art pieces for various cartoons.  The Company’s investment in cel art at June 30, 2006 is $6,848,950. The cel art is available to be sold in bulk, however the Company has no immediate plans to sell it. A decrease in value would be expensed as incurred. Management performs an impairment test on an annual basis.  A test would be performed in an interim period if circumstances or events arise that would indicate the cel art might be impaired. Management does not believe a provision for loss or write-down of the cel art value is necessary, based on the results of the analysis performed by an independent appraiser contracted by the Company. The consultant reviewed a variety of factors, including recent sales in the marketplace.

The cost of insuring these cels was not financially feasible. The Company has created a secure designated area in Deerfield Beach to store the inventory. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

7. PROPERTY, PLANT & EQUIPMENT

As of June 30, 2006, property, plant and equipment, net consisted of the following:

Computer equipment	$1,669,059
Office equipment	504,869
Software	1,470,157
Total	3,644,085
Less accumulated depreciation	(1,934,344)
Property, plant and equipment, net	$1,709,741

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LONG-TERM DEBT

As of June 30, 2006, long-term debt consisted of the following:

10% Convertible Notes	$9,525,000
Series E preferred stock	3,500,000
Series F preferred stock	3,450,000
Series H preferred stock	400,000
Notes payable	5,355,365
Line of credit	3,786,935
Total long-term debt	16,875,000
Less: current maturities	(9,569,189)
Less: unamortized discount, net	(3,074,347)
Total long-term debt, net of current portion	$4,231,464

The net unamortized discount of $3,074,347 is comprised of the following and will be amortized over the following periods:

10% Convertible Notes (5 years)	$1,780,624
Series E preferred stock (3 years)	1,028,835
Series F preferred stock (5 years)	1,462,388
Series H preferred stock (5 years)	(1,192,500)
Unamortized discount, net	$3,074,347

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

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes, of default by the Company related to the terms of the Company’s 10% Notes in the total principal amount of $8.0 million. The Company has tendered a settlement offer to the Note Holders. The Company intends to use its best efforts to negotiate settlement with the Note Holders and emphatically denies the allegation of misrepresentation and reconfirms that the collateral was available at all times, as was represented to the Note Holders. As the Company was notified that it was in default, per the terms of the 10% Notes, the Company is required to pay additional interest during the default period. As of June 30, 2006, the Company had accrued unpaid interest on the 10% Notes of approximately $1.8 million and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Series E, F and H preferred stocks have been classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company’s common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder’s request in cash. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company initially bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and changes in the fair value are being charged or credited to income on a quarterly basis. During the three months ended June 30, 2006 and 2005, the Company recorded a gain /(loss) from the remeasurement of derivatives of $371,295 and ($381,351), respectively.

As of June 30, 2006, convertible features of financial instruments is comprised of the following:

10% Convertible Notes	$62,853
Series E preferred stock	257,397
Series F preferred stock	253,719
Convertible features of financial instruments	$573,969

Notes Payable

The notes payable amount of $5,355,365 is comprised of Client Settlement Notes (Client Notes) of $4,928,476 and a revolving promissory note of $426,889.

During the second quarter of 2005, the Company issued to various iBill clients, notes payable to settle past due amounts owed to these clients. The Client Notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in full with accrued interest in two years. The Client Notes can be paid, at the Company’s sole discretion at any time following ninety (90) days from the execution of the note, either 100% in cash or 50% in cash and 50% in restricted stock. The Company had accrued unpaid interest on the Client Notes of approximately $180,000 and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

On July 14, 2005, IBD’s wholly-owned subsidiary, iBill entered into a credit and security agreement with Takeley Investments Ltd. (Takeley). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $426,889 is outstanding as of June 30, 2006. The note bears interest at 15% per annum and is due July 31, 2006. The Company had accrued unpaid interest on the note of approximately $77,000 and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.  The loan was not paid the balance of the loan and is currently negotiating with Takeley to extend the terms of the agreement.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Line of credit

On December 31, 2004, the Company’s wholly-owned subsidiary, iBill, obtained a line of credit (LOC) from IIG Trade Opportunities Fund (IIG) in the amount of $2.1 million to be used for working capital. Effective December 5, 2005, the Company executed an amended and restated promissory note with IIG. The amended note increases the Company’s LOC with IIG from $2.1 million to $6 million and is payable June 30, 2006. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. As of June 30, 2006, the Company had drawn $3,786,935 on the LOC and accrued unpaid interest of approximately $40,000 (recorded in accounts payable and accrued expenses on the consolidated balance sheet). During the three and six months ended June 30, 2006, the Company paid approximately $124,000 and $238,000, respectively, in interest.

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

At June 30, 2006 the Company and IIG were still in dispute over the notice of default and the Company’s claim that the LOC was not fully funded.  The due date for payment on the outstanding balance of the LOC was June 30, 2006. The Company has not paid the balance and the two parties are attempting to negotiate a settlement.

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

10. PREFERRED STOCK DIVIDENDS

Series F preferred stock has accrued dividends paid one half in cash and one half in common stock. For the three and six months ended June 30, 2006, the Company accrued unpaid dividends of $86,250 and $172,500, respectively, on Series F preferred stock. At June 30, 2006, the Company has recorded the total amount of accrued unpaid dividends on Series F of $517,500 in accounts payable and accrued expenses on its condensed consolidated balance sheet. For the three and six months ended June 30, 2006, the Company recorded interest expense of $96,250 and $192,500, respectively, for the Series F preferred stock dividend declared since it is classified as a liability.

For the three and six months ended June 30, 2006, the Company accrued unpaid dividends of $10,000 and $20,000, respectively, on Series H preferred stock. At June 30, 2006, the Company has recorded the total amount of accrued unpaid dividends on Series H of $50,000 in accounts payable and accrued expenses on its condensed consolidated balance sheet. For the three and six months ended June 30, 2006, the Company recorded interest expense of $10,000 and $20,000, respectively, for the Series H preferred stock dividend declared since it is classified as a liability.

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

12. TREASURY STOCK

At June 30, 2006, the Company had 1,553,724 shares of treasury stock at a cost basis of $326,282.  On June 10, 2005, the Company issued 1,553,724 shares of common stock as a guarantee of the lease in which the Company was a party for its former corporate offices.  During the fourth quarter of 2005, the Company entered into a stipulation and settlement agreement for a termination of this lease agreement.  As part of this agreement, the shares used for the guarantee were returned to the Company.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. RELATED PARTY TRANSACTIONS

The amount due to shareholders at June 30, 2006 and December 31, 2005 was approximately $942,000 and $715,000, respectively. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The Company accrued interest at 10% for the outstanding balances owed to the shareholders. For the three and six months ended June 30, 2006, the Company recorded interest expense on these advances of approximately $17,000 and $34,000, respectively.

In January 2006, the Company relocated its office space and entered into a termination agreement with its prior landlord to vacate the premises prior to the completion of the lease term. The negotiations were handled by consultants of the Company who have agreements. The consultants received a $50,000 commission for their assistance in brokering the termination agreement.

14. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and the effective portion of certain derivative instruments. The Company’s results of operations were the sole component of comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2006 relative to the comparative prior year periods presented in the accompanying condensed consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements as of June 30, 2006 and our contractual obligations as of December 31, 2005.

Organization

Our operations during the first three months of 2006 consist of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through our wholly owned subsidiaries Internet Billing Company, LLC (iBill) and Card Stream, Inc. We no longer perform the actual processing services rather we refer clients to various companies for a percentage of the transaction revenue. During the three months ended June 30, 2006, the Company entered into various reseller agreements, whereby it earned a percentage of the net revenues earned for the aforementioned services.

During the three months ended June 30, 2006, IBD’s service offerings consist of the reselling of credit card and stored value card processing, online check processing and associated client services.  In addition to these services the company also offers access to a prepaid credit card.  .

•

Reseller agreements allow the Company to focus on client service instead of the actual processing of transactions.  The Company sells the services of other online processors for a percentage of the revenues earned.

•

The prepaid credit card offers users the ability to access funds from thousands of point of sale terminals, atm’s, and make transfers on the Cardstream account to other Cardstream users.  The Company earns fees on the activity on an account.

We are pursuing various financing sources, in the form of both equity and debt, to improve our financial position. We believe that the new business opportunities we are pursuing should enable us to eventually reduce accrued payouts outstanding. We also believe that these initiatives and actions being taken to improve our operations and financial condition should enable us to continue as a going concern. There can be no assurances, however, that we will be successful in these initiatives or that these initiatives will result in improved financial performance.

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

On March 30, 2006, we began outsourcing payment processing services through Etelegate. If the clients reject Etelegate’s services or Etelegate cannot handle the increased level of volume, clients and customers could get impatient and process or pay through another company. This could have a material and adverse effect on our business, results of operations and financial condition. We earn a percentage of all net revenues from all transactions processed by Etelegate.  Our agreement with Etelegate is not exclusive, and as such, we are discussing reseller agreements with other processors.

As of June 30, 2006 the terms of the agreement between Etelegate and the Company are being renogotiated.  The volume of processing did not meet expectations during the second quarter of 2006 and the companies are in dispute as to why this occurred.  Due to this reduction in volume the terms of the contract are currently being renegotiated.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Revenues. Revenues decreased to $80,520 for the three months ended June 30, 2006 from $1,638,690 for the three months ended June 30, 2005. The decrease was due to a decline in the number of transactions processed by the companies we have reseller agreements as compared to the number of transactions we actually processed in the prior year period.  The decline is due to a reduction in client base as many clients did not transition their processing services we previously performed to one of the companies we have agreements with.

Cost of revenue. Cost of revenue decreased to $2,292 for the three months ended June 30, 2006 from $940,643 for the three months ended June 30, 2005. The decrease was due to the reduction in the number of transactions processed for the three months ended June 30, 2006 as compared to the prior year period.  In addition the fees previously associated with processing no longer exist for the Company as it now receives only a commission from transactions processed from the companies that we have agreements with.

Selling, general and administrative expense. Selling, general and administrative expense decreased to $1,944,707 for the three months ended June 30, 2006 from $2,942,476 for the three months ended June 30, 2005. The decrease was due to a reduction in overhead costs, primarily payroll and rent expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $803,270 for the three months ended June 30, 2006 from $1,338,011 for the three months ended June 30, 2005.  The decrease is due to the fixed assets disposed of during the relocation of our corporate offices.

Other income (expense). Other expense for the three months ended June 30, 2006 of $280,255, consisted of interest expense of $635,484 from the line of credit, notes payable and amortization of the discount on the 10% notes, partially offset by settlement loss of $16,066 and gain on remeasurement of derivatives of $371,295. Other income for the three months ended June 30, 2005 of $4,204,780, consisted of interest income from the reserves held by First Data Merchant Services of $226,447and other income of $5,027,090, partially offset by interest expense of $667,406 from the line of credit, notes payable, Series F dividends, Series H dividends and amortization of the discount on the 10% notes and loss on remeasurement of derivatives of $381,351.

Net income (loss). As a result of the above, net income (loss) decreased to a net loss of $2,962,064 for the three months ended June 30, 2006 as compared to net income of $622,340 for the comparable prior year period.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenues. Revenues decreased to $1,319,120 for the six months ended June 30, 2006 from $4,361,883 for the six months ended June 30, 2005. The decrease was due to a decline in the number of transactions processed by both us and through the reseller agreements resulting from a reduction in client base for the six months ended June 30, 2006 as compared to the prior year period.

Cost of revenue. Cost of revenue decreased to $802,164 for the six months ended June 30, 2006 from $2,225,222 for the six months ended June 30, 2005. The decrease was due to the reduction in the number of transactions processed for the six months ended June 30, 2006 as compared to the prior year period, partially offset by charges from credit card associations of $325,000.  In addition the fees previously associated with processing no longer existed during the second quarter for the Company as it now receives only a commission from transactions processed from the companies that we have agreements with.

Selling, general and administrative expense. Selling, general and administrative expense decreased to $3,438,337 for the six months ended June 30, 2006 from $5,644,967 for the six months ended June 30, 2005. The decrease was due to a reduction in overhead costs, primarily payroll and rent expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $1,626,783 for the six months ended June 30, 2006 from $1,981,387 for the six months ended June 30, 2005. The decrease is due to the fixed assets disposed of during the relocation of our corporate offices.

Loss on disposal of fixed assets. During the six months ended June 30, 2006, we relocated our executive offices and in connection with the move, we recorded a loss on the disposal of fixed assets of $945,152.

Gain on termination of lease. During the six months ended June 30, 2006, we relocated our executive offices and we recorded a gain from the termination of the old office lease agreement of $178,595.

Other income (expense). Other expense for the six months ended June 30, 2006 of $974,487, consisted of interest expense of $1,427,380 from the line of credit, notes payable and amortization of the discount on the 10% notes, partially offset by interest income of $2,778, settlement loss of $16,031 and gain on remeasurement of derivatives of $466,146. Other income for the six months ended June 30, 2005 of $6,223,297, consisted of interest income from the reserves held by First Data Merchant Services of $227,695, gain on remeasurement of derivatives of $2,058,982 and other income of $5,055,589, partially offset by interest expense of $1,118,969 from the line of credit, notes payable, Series F dividends, Series H dividends and amortization of the discount on the 10% notes.

Net income (loss). As a result of the above, net income (loss) decreased to a net loss of $6,289,208 for the six months ended June 30, 2006 as compared to net income of $733,604 for the comparable prior year period.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $124,174 and a working capital deficit of $31,680,399. While we currently believe that operating cash flows from our subsidiary operations, current cash balances and borrowings will be adequate to meet current operating needs and capital requirements for fiscal 2006, if we are unable to obtain additional borrowings to satisfy the settlements and judgments discussed below, we may not be able to meet our current operating needs. Presently, we do not have any material capital expenditure commitments for the remainder of 2006.

We have past due obligations, including but not limited to client payouts of $16,797,177 less processor reserves of $2,756,563, leaving a net deficit of client payouts of $14,040,614 During the first six months of 2006, we accrued unpaid interest expense of approximately $1.05 million associated with our long term debt obligations. We will require additional financing to satisfy past due obligations. We also require additional funds to satisfy litigation matters.

On December 20, 2005, we received notice from a representative of 15 of the 17 holders of the 10% Notes, of our default related to the terms of our 10% Notes in the total principal amount of $8.0 million. We have tendered a settlement offer to the Note Holders and we intend to use our best efforts to negotiate settlement with the Note Holders. As we were notified that we were in default, per the terms of the 10% Notes, we are required to pay additional interest during the default period. On May 1, 2006, we received notice from IIG, of our default related to the terms of the amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $188,000 in cash held in escrow by IIG). IIG served notice that pursuant to the credit agreement, they are terminating their commitment and accelerating and demanding payment in full of all outstanding amounts owed.  IIG also served notice that if all outstanding amounts are not immediately paid in full, they intend to enforce all rights under the original credit agreement, including but not limited to disposing of any and all collateral as soon as practicable.  We dispute that a default has occurred, as we believe that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note.  Further, we believe that IIG has violated terms of the LOC in that, among other things, it failed to fully fund its obligation under the LOC. As we were notified that we were in default, per the terms of the amended note, we will be required to pay additional interest during the default period.  At June 30, 2006 we were still in dispute over the notice of default and the claim the LOC was not fully funded.  The due date for payment on the outstanding balance of the LOC was June 30, 2006.  The Company has not paid the balance and the two parties are attempting to negotiate a settlement.  Also, summary and default judgments of approximately $4.4 million, pertaining to webmaster settlements, have been filed against us. We will require additional financing to satisfy the defaults and judgments.

Subsequent to the period covered by this report, on April 5, 2006, the Superior Court of Fulton County State of Georgia issued an order confirming InterCept, Inc.’s arbitration award against Media Billing, Inc. and iBill in the amount of $5,201,023. We have appealed the award. The order arose from a matter relating to Media Billing and iBill operations prior to our acquisition of Media Billing and iBill and related to the original purchase agreement between PHSL and InterCept. Pursuant to the iBill acquisition agreement, PHSL agreed to indemnify us for any claims relating to, arising from or in connection with any and all transactions arising out of the membership interest purchase agreement between Media Billing, iBill and InterCept. We believe this matter is covered by the indemnification provision and have notified PHSL. We will consider the termination of the Series D preferred stock held by PHSL in the event PHSL fails to indemnify us for the losses under the order. Upon recording the initial purchase transaction of Media Billing and iBill, the opening balance sheet included a $4 million liability related to this matter. The $4 million appears in accounts payable and accrued expenses on the March 31, 2006 condensed consolidated balance sheet. InterCept has indicated that they will not accept the Series D preferred stock in lieu of payment so we could still be financially responsible. However, InterCept has notified our counsel that they would accept a lump-sum payment of $600,000 to settle the case. We will need additional funding to satisfy the outcome of the order and appeal.

Additional judgments totaling approximately $2.3 million have been entered against the Company’s subsidiary iBill during 2006. Management believes the total of these judgments are already included in the client payout balance of nearly $17 million. The client payout balance is a conservative estimate of the funds that iBill owes to clients for transaction processing. Management also believes that the balance of this liability is substantial enough to cover any judgments that may be entered for amounts higher than iBill reflects for any one specific client.

As discussed in Part II Item 1 – Legal Proceedings, we are a party to various litigation, each of which could have a material adverse effect on our liquidity and capital resources. If we are unsuccessful in defending these cases, we would require additional financing to satisfy the outcomes. There is no assurance that such financing would be available.

We intend to fund our obligations from our operating subsidiaries and continuing operations for the longer-term will be supported through anticipated growth in revenues and through additional short-term financing or the sale of our securities.

Going Concern

In connection with their audit report on our consolidated financial statements as of December 31, 2005, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern as such continuance is dependent upon our ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

•

successfully defend itself against any judgments entered against the Company’s subsidiary iBill for more than the Company believes is owned to clients;

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

We believe that the results of operations will improve through the sales of transaction processing services for third parties, the fees associated with prepaid credit card accounts, and other developing revenue streams.  However, we must be able to retain existing clients and recruit new clients to begin processing with third parties, successfully market the use of prepaid credit card accounts and implement other developing strategies of revenue creation. In the absence of obtaining financing, retaining and recruiting clients and successfully implementing prepaid credit card accounts and other developing revenue streams, we may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and create profitability. However, there are no assurances that management’s plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the review of our condensed consolidated financial statements for the three months ended June 30, 2006, we discovered certain significant internal control deficiencies that we consider to be reportable conditions. These consist of the lack of policies and procedures to adequately store and retrieve financial information.

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

Our restructuring and financial position has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and proper procedures within our internal control system.  This includes the departure of our Chief Financial Officer as of June 21, 2006.  Management will assume the responsibilities of this position until the time a new Chief Financial Officer is hired.  As stated above our current financial position will affect the length of time it takes to fill this position.  We will use our best efforts to implement necessary policies and procedures within the Company to provide adequate disclosure controls and procedures.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In addition to the legal proceedings disclosed under Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 additional judgments totaling approximately $2.3 million have been entered against the Company’s subsidiary iBill during 2006. Management believes the total of these judgments are already included in the client payout balance of nearly $17 million. The client payout balance is a conservative estimate of the funds that iBill owes to clients for transaction processing. Management also believes that the balance of this liability is substantial enough to cover any judgments that may be entered for amounts higher than iBill reflects for any one specific client.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006 and subsequent period up to the date of this report, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been previously reported.

On May 22, 2006, we agreed to issue 1,364,000 shares of common stock to Adorno & Yoss, LLP in consideration for legal services provided to our company during 2005 and 2006. The services were valued at $167,668. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On May 22, 2006, we issued 125,000 shares of common stock to Karen Weaver for business consulting services valued at $13,169. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On May 22, 2006, we issued 125,000 shares of common stock to KarMa Financial Group in consideration for business consulting services valued at $13,169. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

On May 22, 2006, we issued 100,000 shares of common stock to Steve Levine pursuant to an employment agreement.  The shares were valued at $5,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption

On May 22, 2006, we issued 14,286 shares of common stock to Ferlita Walsh Gonzalez P.A., CPA in consideration for business consulting services valued at $4,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

On May 1, 2006, the Company received notice from IIG, of default by the Company related to the terms of the Company’s amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $144,000 in cash held in escrow by IIG). The Company disputes that a default has occurred, as it believes that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note. Further, the Company believes that IIG has violated terms of the LOC in that among other things it failed to fully fund its obligation under the LOC. At June 30, 2006 the outstanding balance on the line of credit was due in full to IIG. The funds have not been paid to IIG and we are in the process of trying to negotiate a settlement based on the claims of both parties.

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

ITEM 6.

EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Brand Development, Inc.

Dated: August 24, 2006	By:	/s/ STEVE MARKLEY
Steve Markley
Chairman of the Board of Directors and Chief Executive Officer

Dated: August 24, 2006	By:	/s/ GARY SPANIAK, JR.
Gary Spaniak
President