Form 10QSB
period 2006-09-30
Interactive Brand Development Inc.
filed 2006-11-20
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $0.001 per share, at November 20 2006, 106,244,987.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB means Interactive Brand Development, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2006
ASSETS
Current assets:
Accounts receivable and processor reserves, net of allowance of $2,573,910	$3,499,062
Prepaid assets and other current assets	120,179
Total current assets	3,619,241
Investment in Penthouse Media Group, Inc.	22,214,945
Investment in Interactive Television Networks, Inc.	4,852,224
Investment in cel art	6,848,950
Property, plant and equipment, net of accumulated depreciation of $2,179,097	1,464,987
Intangible assets, net of accumulated amortization and impairment of $10,394,180	0
Total assets	$39,000,348
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$104,364
Accounts payable and accrued expenses	8,638,222
Long-term debt, current portion	9,304,627
Due to related parties	1,247,581
Client payouts	16,797,670
Total current liabilities	36,092,464
Long-term debt, net of current portion	13,795,653
Convertible features on financial instruments	573,969
Other liabilities	2,841,028
Total liabilities	53,303,114
Commitments and contingencies:
Shareholders’ deficit:
Preferred D, $0.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223
Preferred G, $0.001 par value, 45,000 shares authorized, 23,000 shares issued and outstanding	23
Common stock, $0.001 par value, 400,000,000 shares authorized: 108,644,987 shares issued and outstanding	106,245
Treasury stock, 1,553,724 shares at cost	(326,282)
Additional paid-in capital	25,688,521
Accumulated deficit	(39,771,496)
Total shareholders’ deficit	(14,302,766)
Total liabilities and shareholders’ deficit	$39,000,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues:
Service revenue, net of bad debt expense of $25,293	$133	$1,449,324	$1,319,252	$5,799,775
Other fee revenue	–	14,716	–	26,149
Total revenue	133	1,464,040	1,319,252	5,825,924
Operating costs and expenses:
Cost of revenue	–	839,046	802,164	3,064,270
Selling, general and administrative	812,920	3,140,365	4,281,719	8,785,332
Depreciation and amortization	790,619	937,510	2,417,403	2,918,897
Loss on disposal of fixed assets	–	–	945,152	–
Gain on termination of lease	–	–	(178,595)	–
Total operating costs and expenses	1,603,539	4,916,921	8,267,843	14,768,499
Loss from operations	(1,603,406)	(3,452,881)	(6,948,591)	(8,942,575)
Other income (expense):
Interest income	2,397	141,443	7,969	373,097
Interest expense	(182,951)	(449,762)	(1,613,125)	(1,135,816)
Gain (loss) on remeasurement of derivatives	–		466,146	–
Impairment of intangible assets	(6,568,851)	–	(6,568,851)	–
Other income	14,163	2,196,180	28,591	7,251,769
Total other income (expense)	(6,735,242)	1,887,761	(7,679,270)	6,489,050
Net income (loss)	$(8,338,648)	$(1,565,020)	$(14,627,860)	$(2,453,525)
Basic net income (loss) per common share	$(0.08)	$(0.02)	$(0.13)	$(0.04)
Diluted net income (loss) per common share	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Weighted average number of common shares outstanding:
Basic	108,644,987	99,577,295	108,644,987	69,764,918
Diluted	286,561,700	99,577,295	286,561,700	69,764,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
Operating activities
Net income (loss)	$(14,627,856)	$(2,453,525)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on remeasurement of derivatives	(466,146)	–
Amortization of unamortized discount of 10% notes	254,376	–
Dividends declared	(192,500)	–
Depreciation and amortization	2,417,413	2,918,897
Stock issued for services and settlements	203,006	2,200,764
Loss on disposal of fixed assets	945,152	–
Impairment of intangible assets	6,568,851	–
Gain on termination of lease	(178,595)	–
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	2,440,268	11,732,475
Prepaid assets and other assets	570,324	237,809
Accounts payable and accrued expenses	1,638,507	39,435
Other liabilities	182,701	(473,882)
Client payouts	79,099	(17,363,065)
Cash used in operating activities	(165,410)	(3,161,092)
Investing activities
Purchases of furniture and equipment	(177,517)	(17,764)
Purchase investment in ITVN	–	(1,700,000)
Cash used in investing activities	(177,517)	(1,717,764)
Financing activities
Net proceeds from sale of stock	–	555,000
Net proceeds from line of credit	492,684	1,229,107
Proceeds from notes payable	–	2,314,801
Payments on notes payable	–	(1,802,313)
Payments on notes payable due related parties	(545,006)	–
Proceeds from loans from related parties	–	2,088,073
Proceeds on loans from related parties	–	(1,054,441)
Cash provided by financing activities	(52,322)	3,330,227
Net decrease in cash and cash equivalents	(395,249)	(1,548,629880,772)
Cash and cash equivalents at beginning of period	290,885	2,015,809
Cash and cash equivalents at end of period	$(104,364)	$467,180
Non-cash operating, investing and financing activities:
Preferred stock issued for the following:
Investment in Interactive Television Networks, Inc.	$–	$11,000,100
Acquisition of iBill	$–	$19,415,624
Supplemental disclosure of cash flow information:
Interest paid	$238,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Interactive Brand Development Inc. (the Company or IBD) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the periods ended September 30, 2006 and 2005 are unaudited and include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (SEC) for the period ended December 31, 2005.

Organization

The Company is restructuring its core initiatives to focus on the most profitable aspects of past performance and promising initiatives in the future. We are seeking business combinations that will stabilize and enhance our efforts. Through its wholly owned subsidiaries Internet Billing Company, LLC (“iBill”) and Card Stream, Inc., we will continue to offer a preloaded and reloadable debit card to clients who secure loans through our business associates such as Easy Money, Inc., The reloadable card offers users the ability to access funds from thousands of point of sale terminals, ATMs, and make transfers on the Cardstream account to other Cardstream users. The Company earns fees on account activity.

 The Company’s online payment processing services, primarily to domestic and international clients in the adult entertainment industry, were outsourced to resellers so that we could concentrate on advertising, sales and marketing. We do not anticipate entering into any additional reseller agreements.

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

2. WRITE OFF OF INTANGIBLE ASSETS

The Company has written off intangible assets associated with its iBill subsidiary as a result of significant restructuring of its core initiatives to focus on the most profitable aspects of past performance and promising initiatives in the future. The intangible assets written off include customer lists, trade name and patents associated with iBills previous core initiative, which has now changed.  We are seeking business combinations and merger candidates that will stabilize and enhance our efforts. Through iBill and Card Stream, Inc., we will continue to offer a preloaded and reloadable debit card to clients who secure loans through our business associates.

3. LIQUIDITY

The Company has incurred losses from operations for the years ended December 31, 2005 and 2004, of approximately $20.6 million and $3.5 million, respectively, and net losses of $8.3 million and $14.6 million for the three and nine months ended September 30, 2006, respectively.  The cash used in operations was $165,410 for the nine months ended September 30, 2006 compared to $3,161,092 for the same period in 2005.  The cash used in investing activities was $177,517 for the nine months ended September 30, 2006 compared to $1,717,764 for the same period in 2005. The cash used in financing activities was $52,322 for the nine months ended September 30, 2006 compared to cash provided of $3,330,227 for the same period in 2005.

The Company is pursuing various financing sources, in the form of both equity and debt, to improve the Company’s financial position. The Company believes that the new business opportunities it is pursuing should enable it to eventually reduce accrued payouts outstanding. The Company also believes that these initiatives and actions being taken to improve its operations and financial condition should enable the Company to continue as a going concern. There can be no assurances, however, that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2006 relative to the comparative prior year periods presented in the accompanying condensed consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements as of September 30, 2006 and our contractual obligations as of December 31, 2005.

Organization

The Company has written off intangibles and is restructuring its core initiatives to focus on the most profitable aspects of past performance and promising initiatives in the future. We are seeking business combinations that will stabilize and enhance our efforts. Through its wholly owned subsidiaries Internet Billing Company, LLC (“iBill”) and Card Stream, Inc., we will continue to offer a preloaded and reloadable debit card to clients who secure loans through our business associates such as Easy Money, Inc., The reloadable card offers users the ability to access funds from thousands of point of sale terminals, ATMs, and make transfers on the Cardstream account to other Cardstream users. The Company earns fees on account activity.

 The Company’s online payment processing services, primarily to domestic and international clients in the adult entertainment industry, were outsourced to resellers so that we could concentrate on advertising, sales and marketing. We do not anticipate entering into any additional reseller agreements.

The Company is pursuing various financing sources, in the form of both equity and debt, to improve the Company’s financial position. The Company believes that the new business opportunities it is pursuing should enable it to eventually reduce accrued payouts outstanding. The Company also believes that these initiatives and actions being taken to improve its operations and financial condition should enable the Company to continue as a going concern. There can be no assurances, however, that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

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

Results of Operations

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Revenues. Revenues decreased $1,463,907 (100.0%) to $133 for the three months ended September 30, 2006 compared to $1,464,040 for the three months ended September 30, 2005. The decrease was due to a decline in the number of transactions processed by the companies we have reseller agreements as compared to the number of transactions we actually processed in the prior year period.  The decline is due to a reduction in client base as many clients did not transition their processing services we previously performed to one of the companies we have agreements with.

Cost of revenue. Cost of revenue decreased $839,046 (100.0%) to $0 for the three months ended September 30, 2006 compared to $839,046 for the three months ended September 30, 2005. The decrease was due to the reduction in the number of transactions processed for the three months ended September 30, 2006 as compared to the prior year period.  In addition the fees previously associated with processing no longer exist for the Company as it now receives only a commission from transactions processed from the companies that we have agreements with.

Selling, general and administrative expense. Selling, general and administrative expense decreased $2,327,445 (74.1%) to $812,920 for the three months ended September 30, 2006 compared to $3,140,365 for the three months ended September 30, 2005. The decrease was due to a reduction in overhead costs, primarily payroll and rent expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased $146,891 (15.7%) to $790,619 for the three months ended September 30, 2006 compared to $937,510 for the three months ended September 30, 2005.  The decrease is due to the fixed assets disposed of during the relocation of our corporate offices.

Other income (expense). Other income (expense) decreased $8,623,103 (456.8%) to $(6,735,242) of expense for the three months ended September 30, 2006 compared to $1,887,861 of income for the three months ended September 30, 2005. $6,568,851 of the decrease was associated with the impairment of intangible assets resulting from the cessation of our processing initiatives and restructuring of our business model.  $2,182,017 of thedecrease was the result of our marketing and advertising initiatives being in the planning stages.   The decrease was partially offset by a $266,811 decrease in interest expense as a result of our line of credit with IIG.

Net income (loss). As a result of the above, net income (loss) decreased $6,773,628 (732.8%) to a net loss of $8,338,648 for the three months ended September 30, 2006 compared to a net loss of $1,565,020 for the comparable prior year period.

Nine Months Ended September 30, 2006compared to theNine Months Ended September 30, 2005

Revenues. Revenues decreased $4,506,672 (77.4%) to $1,319,252 for the nine months ended September 30, 2006 caompared to $5,825,924 for the nine months ended September 30, 2005. The decrease was due to a decline in the number of transactions processed by both us and through the reseller agreements resulting from a reduction in client base for the nine months ended September 30, 2006 as compared to the prior year period.

Cost of revenue. Cost of revenue decreased $2,262,106 (73.8%) to $802,164 for the nine months ended September 30, 2006 from $3,064,270 for the nine months ended September 30, 2005. The decrease was due to the reduction in the number of transactions processed for the nine months ended September 30, 2006 as compared to the prior year period, partially offset by charges from credit card associations of $325,000.  In addition the fees previously associated with processing no longer existed during the second quarter for the Company as it now receives only a commission from transactions processed from the companies that we have agreements with.

Selling, general and administrative expense. Selling, general and administrative expense decreased $4,503,613 (51.3%) to $4,281,719 for the nine months ended September 30, 2006 from $8,785,332 for the nine months ended September 30, 2005. The decrease was due to a reduction in overhead costs, primarily payroll and rent expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased $501,494 (17.2%) to $2,417,403 for the nine months ended September 30, 2006 from $2,918,897 for the nine months ended September 30, 2005. The decrease is due to the fixed assets disposed of during the relocation of our corporate offices.

Loss on disposal of fixed assets. During the nine months ended September 30, 2006, we relocated our executive offices and in connection with the move, we recorded a loss on the disposal of fixed assets of $945,152.

Gain on termination of lease. During the nine months ended September 30, 2006, we relocated our executive offices and we recorded a gain from the termination of the old office lease agreement of $178,595.

Other income (expense). Other income (expense) decreased $14,168,320 (218.3%) to $(7,679,270) of expense for the three months ended September 30, 2006 compared to $6,489,050 of income for the three months ended September 30, 2005. $6,568,851 of the decrease was associated with the impairment of intangible assets resulting from a restructuring of our business model,   $7,251,769 of the decrease was the result of marketing an advertising initiatives being in the planning stages.   This decrease was partially offset by a $477,309 decrease in interest expense as a result of our line of credit with IIG.

 Net income (loss). As a result of the above, net income (loss) decreased $12,174,335 (496.2%) to a net loss of $14,627,860 for the nine months ended September 30, 2006 as compared to a net loss of $2,453,525 for the comparable prior year period.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

At September 30, 2006, we had a cash overdraft of $(104,364) and a working capital deficit of $32,473,223. If we are unable to obtain additional borrowings to satisfy the settlements and judgments discussed below, we may not be able to meet our current operating needs. Presently, we do not have any material capital expenditure commitments for the remainder of 2006.

We have past due obligations, including but not limited to client payouts of $16,797,670 less processor reserves of $2,756,563, leaving a net deficit of client payouts of $14,041,107 During the first nine months of 2006, we accrued unpaid interest expense of approximately $1.05 million associated with our long term debt obligations. We will require additional financing to satisfy past due obligations. We also require additional funds to satisfy litigation matters.

On December 20, 2005, we received notice from a representative of 15 of the 17 holders of the 10% Notes, of our default related to the terms of our 10% Notes in the total principal amount of $8.0 million. We have tendered a settlement offer to the Note Holders and we intend to use our best efforts to negotiate settlement with the Note Holders. As we were notified that we were in default, per the terms of the 10% Notes, we are required to pay additional interest during the default period. On May 1, 2006, we received notice from IIG, of our default related to the terms of the amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $188,000 in cash held in escrow by IIG). IIG served notice that pursuant to the credit agreement, they are terminating their commitment and accelerating and demanding payment in full of all outstanding amounts owed.  IIG also served notice that if all outstanding amounts are not immediately paid in full, they intend to enforce all rights under the original credit agreement, including but not limited to disposing of any and all collateral as soon as practicable.  We dispute that a default has occurred, as we believe that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note.  Further, we believe that IIG has violated terms of the LOC in that, among other things, it failed to fully fund its obligation under the LOC. As we were notified that we were in default, per the terms of the amended note, we will be required to pay additional interest during the default period.  At September 30, 2006 we were still in dispute over the notice of default and the claim the LOC was not fully funded.  The due date for payment on the outstanding balance of the LOC was June 30, 2006.  The Company has not paid the balance and the two parties are attempting to negotiate a settlement.  Also, summary and default judgments of approximately $4.4 million, pertaining to webmaster settlements, have been filed against us. We will require additional financing to satisfy the defaults and judgments.

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

Going Concern

In connection with their audit report on our consolidated financial statements as of December 31, 2005, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern as such continuance is dependent upon our ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

•

Successfully defend itself against any judgments entered against the Company’s subsidiary iBill for more than the Company believes is owed to clients;

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

We believe that the results of operations will improve, through the fees associated with prepaid credit card accounts, and other developing revenue streams.  However, we must be able to retain existing clients and recruit new clients to begin processing with third parties, successfully market the use of prepaid credit card accounts and implement other developing strategies of revenue creation. In the absence of obtaining financing, retaining and recruiting clients and successfully implementing prepaid credit card accounts and other developing revenue streams, we may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and create profitability. However, there are no assurances that management’s plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the review of our condensed consolidated financial statements for the three months ended September 30, 2006, we discovered certain significant internal control deficiencies that we consider to be reportable conditions. These consist of the lack of policies and procedures to adequately store and retrieve financial information.

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

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control systemmust reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended Setember 30, 2006 and subsequent period up to the date of this report, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been previously reported.

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

On May 1, 2006, the Company received notice from IIG, of default by the Company related to the terms of the Company’s amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $144,000 in cash held in escrow by IIG). The Company disputes that a default has occurred, as it believes that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note.  Further, the Company believes that IIG has violated terms of the LOC in that among other things it failed to fully fund its obligation under the LOC.  At September 30, 2006 the outstanding balance on the line of credit was due in full to IIG.  The funds have not been paid to IIG and we are in the process of trying to negotiate a settlement based on the claims of both parties.

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

Interactive Brand Development, Inc.

Dated: November 20, 2006	By:	/s/ STEVE MARKLEY
Steve Markley
Chairman of the Board of Directors and Chief Executive Officer

Dated: November 20, 2006	By:	/s/ GARY SPANIAK, JR.
President