Form 10KSB
period 2006-12-31
Interactive Brand Development Inc.
filed 2007-04-17
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

______________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

______________

INTERACTIVE BRAND DEVELOPMENT, INC.

(Name of small business issuer specified in its charter)

______________

Delaware	0-20958	86-0519152
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

3275 W. Hillsboro Blvd.

Deerfield Beach, FL 33442

(Address of principal executive offices, including zip code)

(954) 333-8747

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

The issuer’s revenues for the fiscal year ended December 31, 2006 were $124,224

The number of shares outstanding of the issuer’s common stock as of March 9, 2007 was 104,691,263 shares. The aggregate market value of the common stock (shares) held by non affiliates, based on the closing price $0.03 of the common stock as of March 9, 2007 was $314,074.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

TABLE OF CONTENTS

PART – I

1

Item 1.     Description of the Business

1

Item 2.     Description of Properties

7

Item 3.     Legal Proceedings

7

Item 4.     Submission of Matters to a Vote of Security Holders

9

PART – II

10

Item 5.     Market for Common Equity, Related Stockholder Matters and
Small Business Issuer Purchase of Equity Securities

10

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 7.     Financial Statements

15

Item 8.     Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

15

Item 8A.  Controls and Procedures

15

Item 8B.  Other Information

16

PART – III

17

Item 9.    Directors and Executive Officers of the Company

17

Item 10.  Executive Compensation

18

Item 11.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

20

Item 12.  Certain Relationships and Related Party Transactions

21

Item 13.  Exhibits

22

Item 14.  Principal Accountant Fees and Services

23

SIGNATURES

25

PART – I

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

•

our business development and financial condition;

•

our acquisition plans;

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

Item 1.

Description of the Business

Our History

Interactive Brand Development, Inc. (“IBD” or “the Company”) is a Delaware corporation. In November 2002, Care Concepts, Inc. (“CCI”) consummated a reverse merger with iBid America, Inc. (“iBid”), a Florida corporation, which was organized on February 2, 2001, whereby iBid merged with our wholly-owned subsidiary.

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

At December 31, 2004, we revised our business plan and discontinued our online auction operations. On March 1, 2005, we entered into a management agreement with LTC Group, Inc., (“LTC”) in which LTC assumed responsibility for the operations of iBidUSA.com, including sales, customer service, maintenance and administration of the website. We recorded the auction website line of business as a discontinued operation in the consolidated financial statements. On December 31, 2005, we entered into a mutual termination agreement with LTC in which LTC was no longer responsible for the operations of the website and we sold all rights to the website to a related party for $6,000.

On October 2004, we purchased 347,138 shares of class B non-voting stock which now represents an approximate 27% nonvoting interest in Penthouse Media Group, Inc. (“PMG”). The investment was financed through a private placement of 35,000 shares of Series E convertible preferred stock for net proceeds of $3,500,000; 34,500 shares of Series 10% cumulative convertible Series F preferred stock for net proceed of $3,450,000; 10% convertible subordinated secured notes for net proceeds of $9,525,000; and the issuance of 45,000 shares of Series G convertible preferred stock. Additionally, we issued warrants to purchase an additional 4,216,280 shares of our common stock to the holders of the convertible preferred stock and convertible notes. The Company recorded its investment at $22,214,945. The Series E and F preferred stocks are classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. Due to embedded conversion features, we originally bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E and F preferred stocks, respectively, and changes in fair value or charged or credited to income on a quarterly basis. During 2005, the Company recorded a gain on the remeasurement of derivatives of $4,735,026.

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

On January 21, 2005, we completed our acquisition of 100% of the equity of Media Billing Company LLC and its subsidiary, Internet Billing Company LLC (“iBill”). The acquisition was financed through the issuance of 330,000 of shares Series D convertible preferred stock.

On January 31, 2005, our board of directors and a majority of shareholders approved a proposal to amend our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 400,000,000 shares of common stock and 5,000,000 shares of preferred stock. The amendment was effective March 31, 2005.

On March 31, 2005, we acquired a minority equity interest in Interactive Television Networks, Inc. (“ITVN”) (OTCBB: ITTV). Our investment, at that time, represented a 25% equity ownership of ITVN, in exchange for 4,000 shares of Series H convertible preferred stock and $1,700,000 in cash. We recorded our investment at $4,852,224. We recorded the Series H preferred stock as a long-term debt, net of the amount allocated to the warrants attached thereto. On June 30, 2005, ITVN merged with Radium Ventures. Pursuant to the merger agreement, IBD received 5,529,222 restricted common shares of ITVN. 1,382,140 shares were held in escrow subject to release upon the achievement of us providing a designating number subscriber sign ups to ITVN. We were not able to meet the subscriber sign up goal, and on October 31, 2006 we forfeited all of the shares in escrow. As of December 31, 2006, our investment represented approximately 17.5% ownership of ITVN.

On March 27, 2006, we outsourced our payment processing operations. We entered into an agreement with Etelegate Arizona, LLC (“Etelegate”), an Arizona limited liability company, and an unrelated third-party processor whereby all current client transactions of iBill would be processed by this company. We were to receive commissions and referral fees for existing and new clients. This outsourcing arrangement was to help us align our operations with our plan to focus on building a presence as a sales, marketing and media company (see below). However, in June, 2006 both Companies began to dispute the terms of the agreement as a result of expected processing volumes not being met during the second quarter of 2006. As of December 2006, both companies have abandoned the arrangements. IBD has written off all outstanding receivables associated with this arrangement as fees generated and collections received were nominal over the past six months.

In December, 2006, the Company decided to exit the credit card processing business and discontinue the operations of and locate a buyer for its iBill subsidiary. The Company intends to sell the business along with any of its associated intellectual property rights and the customer database. These intangible assets were fully impaired during the third quarter of 2006 and accordingly their carrying value was $0 at December 31, 2006. As of December 31, 2006, the sale of the business is still in negotiation however the sale would also resolve all remaining outstanding liabilities of the Company. The decision to exit this businesses was intended to stem losses sustained associated with a number of lawsuits originating prior to the Companies acquisition of the subsidiary in 2004 and as a result of the Company’s new focus to discontinue all operations associated with the adult entertainment industry. The Company intends to return to a traditional focus on acquiring, promoting and restoring troubled enterprises to sustained profitability. There are no assurances that we will locate a buyer for our iBill subsidiary.

Our Current Business

General

We currently own the following investments:

•

A 27% non-voting interest in PMG, an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

•

A 100% ownership of Media Billing LLC and its wholly owned subsidiary, iBill, an online payment processing provider.

•

A 22% minority interest in ITVN. ITVN is an emerging provider of Internet Protocol Television (IPTV) hardware, programming software and interactive networks.

•

The Company has acquired a collection in animation celluloids or “cel art”, which refers to the acetate material on which the animated figure is painted.

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

During 2005, PMG noted in its quarterly financial statements, that it had engaged a valuation firm to determine its estimated fair value. While we were unable to obtain this critical valuation information from PMG, we note that during the third quarter of 2005, PMG received funding at approximately $66 per share. At December 31, 2005, the value of our investment in PMG was approximately $64 per share. During 2006, PMG effectuated a 100 to 1 forward split of its stock. In March, 2007 we received an offer to purchase 34,713,700 shares of PMG stock from us for a Purchase Price of $16 million, payable as $1.6 million at Closing and the balance of $14.4 million in eight installments of $1.8 million.

All of the shares of PMG common stock at December 31, 2005 were pledged as collateral to secure our obligations to the holders of the 10% Notes and the Series F preferred stock. Specifically, 254,834 shares of PMG common stock serve as collateral for the obligations under the 10% Notes, and 92,304 shares of PMG common stock serve as collateral for the obligations under the Series F preferred stock. As disclosed under the heading

“Legal Proceedings,” a significant holder of the Series F preferred stock has brought suit against us alleging an array of breaches by IBD, Media Billing and iBill of the agreements governing its rights as a holder of the Series F preferred stock and is seeking money damages and foreclosure on the shares of PMG common stock that serve as collateral. In addition, certain holders of the 10% Notes sent a notice of default to us on December 20, 2005. In March, 2007, we reached a verbal Settlement Agreement with such parties, who have agreed to take 25,483,300 shares of PMG stock in settlement. Negotiations continue with the escrow agent to release the PMG stock from escrow.

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

Cel Art

Over the past several years, the Company has invested in animation art, other wise known as cel art. Cel is short for celluloid, which refers to the acetate material on which the animated figure is painted. This venue of collectible art was legitimized in 1984 when a former Disney Studio employee auctioned his private collection of cel art at Christies. The Company has acquired a portion of its animation cel art and related intellectual property through the issuance of common stock. Paragraph 8 of SFAS No. 123 states that when goods or services are received for the issuance of equity instruments they should be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management determined that the fair value of the inventory was more reliably measure of value.  The investment in cel art at December 31, 2006 was $6,531,750.

The Company has no immediate plans to sell its cel art collection; however it is available to be sold at the prevailing market, if needed. Temporary unrealized decreases in value would be reported as other comprehensive income or loss, and other than temporary unrealized decreases in value would be expensed as incurred. Management performs an annual impairment, unless circumstances or events arise that would indicate the cel art might be impaired. Management does not believe a provision for loss or write-down of the cel art value is necessary, based on the results of the analysis performed by an independent appraiser contracted by the Company. The consultant reviewed a variety of factors, including recent sales in the marketplace.

Our Strategy

The Company’s strategy going forward is to maintain passive investments but to discontinue all operations associated with the adult entertainment industry. The Company, will seek business opportunities through a business combination with one or more private companies, which we will promote and restore to sustained profitability as determined. The Company has had no material operations since June 2006.

Not an “Investment Company”

The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an “investment company” under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient “investment company” under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an “investment company” which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than United States government securities or securities of majority-owned subsidiaries”) the value of which exceeds forty percent (40%) of the value of its total assets

(excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of “investment company.” The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company’s business activities and appropriate resolution of the Company’s Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 “safe harbor” may not be relied on more than one single time.

The Company proposes to maintain its passive investments and to seek others, as well as to seek, and if warranted after conducting due diligence, acquire an interest in one or more business opportunities in which our status as a public corporation is sought, or which we believe we can promote and restore to sustained profitability if the entity we propose to acquire is a troubled enterprise. Thus, our strategy going forward is as a holding company. As of the date hereof, the Company has no immediate business opportunities for acquisition or merger, but we plan to preliminarily investigate potential opportunities with investors or entrepreneurs with a concept that has not yet been launched, or with firms that are developing companies. The Company is also seeking established businesses that may be experiencing financial or operation difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company. If we acquire and operate an ongoing business, existing management of both entities would most likely be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company’s ability to acquire any business of substance will be extremely limited.

Other than our decision to exit the adult entertainment industry, the Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management’s willingness to enter into unproven, speculative ventures; (b) management’s contacts and acquaintances; and (c) the Company’s flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.

Employees

At December 31, 2006, we had no full time employees. Salaries for our two senior executives are being accrued, as per the terms of their Employment Agreements.

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

Our expenses are currently greater than our revenues. At December 31, 2006, we had an accumulated deficit of $58,302,512 and we posted a net loss applicable to common shares of $33,351,380. Our ability to operate profitably depends on increasing our sales and achieving sufficient gross profit margins. We cannot assure you that we will operate profitably.

We have a working capital deficit, we may not be able to finance our operating needs and our auditors’ report expressed substantial doubt as to our ability to continue as a going concern.

Our current liabilities are currently greater than our current assets. At December 31, 2006, we had a working capital deficit of $50,120,609. Our ability to meet our operating needs depends on our ability to secure third party financing. We cannot provide any assurances that we will be able to obtain financing. In connection with their audit report on our consolidated financial statements as of December 31, 2006, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern as such continuance is dependent upon our ability to raise sufficient capital.

Our wholly-owned subsidiary, iBill faces extensive litigation by former clients pursuant to payments owed for processing services provided.

Subsequent to our acquisition of iBill, we have been engaged in extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. We have settled certain past due amounts through issuance of notes payable and will continue to work with clients to settle past due amounts. However, there can be no assurance that we will be successful in settling with all of our current and former clients. The Company has failed to comply with the settlement terms of several of the settlement agreements due to its lack of working capital. We are seeking to enter into an agreement with an unrelated third party that will purchase iBill, assuming its liabilities as well as its assets. There are no assurances that we will find a buyer for iBill.

As of December 31, 2005, we received notice that we were in default related to the terms of our 10% notes and we may not be able to satisfy the default notice.

On December 20, 2005, we received notice from a representative of 15 of the 17 holders of the 10% Notes (Note Holders), of our default related to the terms of our 10% Notes in the total principal amount of $8.0 million. We have tendered a settlement offer to the Note Holders. We used our best efforts to negotiate a settlement with the Note Holders and emphatically deny the allegation of misrepresentation and reconfirm that the collateral was available at all times, as was represented to the Note Holders. At April 2007, the Note Holders have verbally agreed to accept PMG stock as settlement for the alleged default. To date, we are negotiating with the escrow agent to release the PMG stock from escrow, the terms of which have not as yet been determined.

The Public Company Accounting Oversight Board (“PCAOB”) is required to review all registered independent public accounting firms once every three years and any material adverse findings could result in potential restatements to previously issued financial statements.

The PCAOB was created by the Sarbanes-Oxley Act of 2002 to review the work performed by independent public accounting firms. All firms conducting audits must register with the PCAOB and these firms get reviewed once every three years. While the PCAOB does not have jurisdiction over public companies, they present their findings to the Securities and Exchange Commission (“SEC”). During their review, if the PCAOB determines a material change is required, the SEC could inform the public company that a restatement is required. While we do not expect a restatement to occur should the PCAOB review our company during its review of our registered independent auditors, we cannot give any assurances it could not occur.

We have no current source of ongoing revenue.

On March 27, 2006, we outsourced our payment processing services to Etelegate. Our revenue was to be derived from transactions processed by Etelegate for both our existing clients as well as new clients that are signed up by us.

At December 31, 2006, both Parties had suspended performance under this Agreement. There are no plans to reinstate the Agreement. The revenue stream produced by payment processing has to date not been replaced, and we are seeking a buyer for our iBill subsidiary. There can be no assurances that we will be able to sell iBill or generate revenue.

We may not realize the anticipated benefits of our investments.

Our board of directors believes that the investments in PMG and ITVN will permit us to achieve a greater level of success than was possible with our discontinued operations. However, there can be no assurance that, following the acquisition and investments, we will be successful.

Item 2.

Description of Properties

At December 31, 2006, our executive offices were located at 3275 W. Hillsboro Boulevard, Deerfield Beach, Florida  33442. The 14,000 square feet of office space is leased on a monthly rent of approximately $13,000 plus operating expenses, with the monthly rent increasing 3% annually. The term of the lease is for a period of 60 months and we have the right to extend the term of the lease for one additional period of five years. This space is adequate to maintain our current and future operations.

Item 3.

Legal Proceedings

On February 15, 2005, CMI II, LLC (“CMI”), an affiliate of Castlerigg Master Investments Limited and a holder of shares of IBD’s Series F Convertible Redeemable Secured Preferred stock (“Series F Stock”), brought suit against IBD and its wholly owned direct and indirect subsidiaries, Media Billing Company, LLC (Media Billing) and iBill, in the Supreme Court of the State of New York, New York County for damages arising out of alleged breaches (i) by IBD of various provisions of a Subscription Agreement pursuant to which CMI purchased the Series F Stock, (ii) by IBD of the IBD Certificate of Designation of Preferences and Rights of the Series F Stock, and (iii) by Media Billing and iBill of an Unconditional and Irrevocable Guaranty to guaranty both the payment and performance of all of IBD’s obligations to CMI. CMI also seeks redemption of the Series F Stock.

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

CMI seeks damages of $5.25 million, plus liquidated damages in the amount of $65,000 for each month, or portion thereof, that IBD allegedly failed to amend its Certificate of Incorporation after December 31, 2004, plus accrued and unpaid dividends on the Series F Stock, reimbursement for the costs and expenses incurred by CMI in seeking to enforce its alleged rights as a holder of the Series F Stock, interest, foreclosure on the shares of Penthouse Media Group, Inc. common stock that are held as collateral pursuant to the Pledge Agreement, and an accounting of all collateral alleged to have been improperly transferred by Media Billing and iBill. Currently, the Company is continuing its negotiations with CMI to reach a settlement of this matter, although no assurances can be made that a settlement will be reached. On March 27, 2006, CMI II moved for summary judgment with respect to its causes of action against the Company. The Court granted the Motion for Summary Judgment, We moved for reconsideration, and the judge in the case has not ruled as of April 7, 2007.

On December 23, 2005, Robert C. Guccione filed suit in the Supreme Court of the State of New York, New York County, against iBill and seven other defendants seeking to recover damages for what he claims is an array of misconduct that led to the destruction of his media empire. Only one of the 11 counts of the Complaint is directed against iBill. That count -- for breach of contract -- seeks $15 million in damages for the breach by Charles Samel (a former executive of PHSL Worldwide, Inc. (PHSL), the former owner of iBill) and Jason Galanis (a stockholder of PHSL) of their alleged agreement with Guccione to pay him a $1 million/year consulting fee and assure him continued access to his New York townhouse (which allegedly is valued at $20 million). The Complaint does not allege how iBill contributed to this alleged breach of contract, nor does the Complaint claim that iBill had any contractual relationship of its own with Guccione. On January 27, 2006, the case was removed to the U.S. District Court for the Southern District of New York. iBill’s time to respond to the Complaint was extended to March 30, 2006 by agreement of the parties. The case has since been dismissed voluntarily by the plaintiffs

On March 16, 2005, DeluxePass, L.L.C. and DLX Ideas, L.L.C. filed suit against iBill and Intercept, Inc. (a former owner of iBill before PHSL acquired it from Intercept) in the United States District Court for the Southern District of Florida. The Complaint alleges ten counts against iBill --two counts of conversion, two counts of breach of contract, two counts of breach of fiduciary duty, two counts of violation of the Florida Unfair and Deceptive Trade Practices Act, and two counts of civil theft. The factual assertion underlying all of these claims is that iBill collected funds on behalf of the plaintiffs pursuant to a service agreement but has failed to release to plaintiffs funds required to be released under the agreement. iBill answered the Complaint on April 15, 2005. Trial was set for August 28, 2006. However, on May 16, 2006, the parties agreed to a joint stipulation with prejudice in the amount of $1,067,097.

Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. In the aggregate, current pending claims are approximately $450,000. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. At December 31, 2005, we had negotiated approximately $9,700,000 in 627 settlements, with approximately $300,000 pursuant to 36 settlements occurring in the fourth quarter of 2005. The Company has failed to comply with the settlement terms of several of the settlement agreements due to its lack of working capital and has failed to provide answers to certain claims filed by webmasters. The failure to answer was not an intentional refusal to respond, rather it was from the Company’s inability to comply with financial terms of the subject settlement agreements and the Company had no defense to the creditors request for judgment. The failure to provide answers has resulted in default judgments and the failure to comply with settlement agreements resulted in confessions of judgments. As of February 20, 2007, approximately 116 lawsuits were pending against the Company, principally within Broward County federal and circuit courts, in an aggregate amount of approximately $52,426,931. Judgments at February 20, 2007 were $8,990,942. We are seeking a buyer for our iBill subsidiary, however, there can be no assurances that we will be able to sell iBill.

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes (Note Holders), of its default related to the terms of our 10% Notes in the total principal amount of $8.0 million. The Company has tendered a settlement offer to the Note Holders. The Company intends to use its best efforts to negotiate a settlement with the Note Holders and emphatically deny the allegation of misrepresentation and reconfirm that the collateral was available at all times, as was represented to the Note Holders. In April 2007, the Note Holders verbally agreed to accept PMG stock in full settlement of this dispute. Currently, we are negotiating the release of the PMG stock from escrow, but there can be no assurances that the escrow agent will comply or that we will agree on definitive settlement terms.

On April 5, 2006, the Superior Court of Fulton County State of Georgia issued an order confirming InterCept, Inc.’s arbitration award against Media Billing, Inc. and iBill in the amount of $5,201,023. The Company appealed the award.

The order arose from a matter relating to Media Billing and iBill operations prior to our acquisition of Media Billing and iBill and related to the original purchase agreement between PHSL and InterCept. Pursuant to the iBill acquisition agreement, PHSL agreed to indemnify us for any claims relating to arising from or in connection with any and all transactions arising out of the membership interest purchase agreement between Media Billing, iBill and InterCept. The Company believes this matter is covered by the indemnification provision and has notified PHSL. The Company will consider the termination of the Series D preferred stock held by PHSL in the event PHSL fails to indemnify the Company for the losses under the order. Upon recording the initial purchase transaction of Media Billing and iBill, the opening balance sheet included a $4 million liability related to this matter. The $4 million appears in accounts payable and accrued expenses on the December 31, 2005 consolidated balance sheet. InterCept has indicated that they will not accept the Series D preferred stock in lieu of payment so the Company could still be financially responsible. However, InterCept notified the Company’s counsel that it would accept a lump-sum payment of $600,000 to settle the case. On May 30, 2006, InterCept filed a motion to require iBill to post a supersedeas bond for the arbitration award amount pending the decision in the appeals process. On August 3, 2006, the Court issued an order granting Intercept’s motion to require the Company to post a supersedeas bond. The Company has appealed the decision, and on February 28, 2007, Intercept filed a motion to dismiss our Notice of Appeal.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART – II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Market for Common Equity

Our common stock traded on the American Stock Exchange under the symbol “IBD” from February 11, 2004 through February 18, 2005 at which time the Company began trading on the Pink Sheets under the symbol “IBDI”, until it received approval to trade on the Over the Counter Bulletin Board on June 27, 2005. The closing sale price per share of our common stock on March 9, 2007 was $0.03.

The following table sets forth high and low bid quotations for our common stock for the periods indicated. These quotations do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

	High	Low
2005:
First Quarter	$0.50	$0.34
Second Quarter	$0.43	$0.22
Third Quarter	$0.30	$0.14
Fourth Quarter	$0.16	$0.08
2006:
First Quarter	$0.14	$0.07
Second Quarter	$0.08	$0.04
Third Quarter	$0.07	$0.04
Fourth Quarter	$0.07	$0.02

As of March 9, 2007 there were approximately 677 holders of record of our common stock. We estimate there are approximately 1,200 shareholders of our common stock.

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

Dividends on Preferred stock

Series F Preferred stock has accrued dividends paid one half in cash and one half in common stock. We accrued unpaid dividends on Series F preferred stock of $763,792 in 2006. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend accrual of $418,792 for fiscal year 2006 and $345,000 for 2005.

We accrued unpaid dividends on Series H preferred stock of $50,000 in 2006. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend accrual of $20,000 for fiscal year 2006 and $30,000 for 2005.

Sale of Unregistered Securities

On May 22, 2006, we agreed to issue 1,464,000 shares of common stock to Adorno & Yoss, LLP in consideration for legal services provided to our company during 2005 and 2006. The services were valued at $167,668. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shareholder had access to information concerning our company and had the opportunity to ask questions about our company. The shares issued contain a legend restricting their transferability absent registration or applicable exemption.

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

•

Results of operations. This section provides an analysis of our results of operations for the year ended December 31, 2006 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources, off-balance sheet arrangements and our outstanding debt as of December 31, 2006.

•

Risk factors. This section discusses the risks associated with our industry and operations.

Overview

On March 22, 2006, we outsourced our payment processing operations. We entered into an agreement with an unrelated third-party processor whereby all current client transactions of iBill would be processed by this company. We were to receive commissions and referral fees for existing and new clients. However, at December 31, 2006, both parties have suspended relations and iBill is classified as a discontinued operation.

In connection with our revised business plan at December 31, 2006, we will retain our passive investments in PMG and IPTV as well as seek business combination candidates going forward.

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

Recent Accounting Pronouncements

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (“EITF No. 04-08”), which is effective for reporting periods ending after December 15, 2004. EITF No. 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF No. 04-08 did not impact earnings per share in 2006 and 2005.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the SEC adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006, but as we currently do not have an option plan, there is no effect on implementation.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after

December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Results of Operations

Comparison of Year Ended December 31, 2006(“FYE 2006”) to the Year Ended December 31, 2005(“FYE 2005”)

Revenues. Revenues from continuing operations decreased $110,224 (47.0%) from $124,224 for FYE 2006 compared to $234,448 for FYE 2005. As described above we discontinued our credit card processing subsidiary iBill operations. iBill’s revenues of $990,260 for FYE 2006 and $6,689,382 for FYE 2005 are reported as discontinued operations for both reporting periods FYE 2006 and FYE 2005. Revenues from continuing operations for both FYE 2006 and FYE 2005 consisted primarily of service fees.

Operating costs and expenses. Operating costs expenses from continuing operations decreased $4,431,474 (99.2%) to $37,857 for FYE 2006 compared to $4,459,331 for FYE 2005. As described above we discontinued our credit card processing subsidiary iBill operations. iBill’s operating costs and expenses of $17,982,285 for FYE 2006 and $33,077,205 for FYE 2005 are reported as discontinued operations for both reporting periods FYE 2006 and FYE 2005. FYE 2005 operating costs and expenses from continuing operations in consists primarily of approximately $2,200,000 in legal and professional fees and $815,000 in various expenses associated with the acquisition of iBill and the liquidation of Foster Sports. Other items included in operating costs and expenses for FYE 2005 included $802,000 in salaries and $775,000 in management fees which did not repeat in FYE 2006

Other income. Other income from continuing operations decreased $16,918,811 (534.7%) to $13,754,547 expense for FYE 2006 compared to $3,164,264 income for FYE 2005. As described above we discontinued our credit card processing subsidiary iBill operations. iBill’s expense of $2,252,383 for FYE 2006 and income of $7,249,056 for FYE 2005 are reported as discontinued operations for both reporting periods FYE 2006 and FYE 2005. Other income consisted of interest expense on borrowings of $2,156,190 partially offset by a gain on the remeasurement of derivatives of $1,009,365 for FYE 2006 compared to interest expense on borrowings of $1,819,499 offset by a gain on remeasurement of derivatives of $4,735,026 for FYE 2005. Also FYE 2006 included $12,992,767 write down in the investments to their realizable values.

Net loss from continuing operations. Net loss from continuing operations increased $12,607,561 to $13,668,180 for FYE 2006 compared to $1,060,619 for FYE 2005, primarily for the reasons discussed above, the most significant of which was the write down of investments.

Net loss applicable to common shares. Net loss applicable to common shares increased $12,776,985 to $33,351,372 for FYE 2006 compared to $20,574,387 for FYE 2005 primarily associated with the increased loss from continuing operations.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

At December 31, 2006, we had a bank overdraft of $58,266 and a working capital deficit of $50,120,609. Further, the Company used $15,357,949 in cash in its continuing operations, primarily associated with the return of advances previously received from its discontinued subsidiary, iBill. Correspondingly, iBill’s discontinued operations recorded $13,559,715 in cash provided by operations, also primarily resulting from an increase in its working capital as a result of the collection of intercompany advances. The working capital required to support iBill was a factor in management’s decision to discontinue the iBill operations.

In order for the Company to successfully implement its new strategy, it must secure sufficient funding to locate and acquire appropriate target enterprises as well as the additional funding required to successfully revitalize the acquired enterprise and restore it to profitability. We will require additional financing to satisfy past due obligations and we may also require additional funds to satisfy litigation matters. We have no committed funding sources currently available nor is there any assurance that the required funding will be available when needed.

During 2006, we met our financing needs through the issuance of debt and unregistered shares of our common stock.

On July 14, 2005, iBill entered into a credit and security agreement with Takeley Investments Ltd. (Takeley). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $456,889 is outstanding as of December 31, 2006. The note bears interest at 15% per annum and was due July 31, 2006. The Company has reached a verbal agreement to extend the note until July 31, 2007. As additional consideration for entering into the credit and security agreement, we issued Takeley a common stock purchase warrant to purchase 1,000,000 shares of common stock of IBD, exercisable at $0.33 per share at any time prior to July 14, 2010.

During the fourth quarter of 2005, we executed an amended and restated promissory note with IIG Trade Opportunities Fund (IIG). The amended note increases the Company’s line of credit with IIG from $2.1 million to $6 million. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. On May 1, 2006, the Company received notice from IIG that a default occurred related to the amended note. IIG terminated its commitment to fund and accelerated and demanded payment in full on the outstanding amount of approximately $3.8 million (approximately $4.0 million borrowed offset by $144,000 in cash held in escrow by IIG.) The Company disputed that a default had occurred. In April 2007, IIG verbally agreed to accept a combination of PMG stock and $5 million in cel art owned by the Company as satisfaction of the promissory note.

Going Concern

In connection with their audit report on our consolidated financial statements as of December 31, 2006, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern as such continuance is dependent upon our ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

•

Seeking merger and/or acquisition candidates;

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

In the absence of financing we may be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity. However, there are no assurances that management’s plans will be achieved.

Ultimately, we must achieve profitable operations if we are to be a viable entity. Although we believe that there is a reasonable basis to believe that we will successfully raise the needed funds to continue, we cannot assure the reader that the Company will be able to raise sufficient capital to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2006:

	Payments due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt obligations	$16,875,000	$9,525,000	$75350,000	$—	$—
Operating leases	1,039,654	253,399	519,702	266,553	—
Contractual obligations	$17,914,654	$9,778,399	$7,869,702	$266,553	$—

Item 7.

Financial Statements

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

Changes in Internal Controls

During 2006, our Chief Financial Officer and additional accounting staff resigned. We engaged an independent valuation firm to assess the values recorded for our investments in PMG and ITVN.

No other changes in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

Other Information

On April 17, 2007, Gary Spaniak Jr. resigned as the Company’s president, effective immediately. Steve Markley, the Company’s chief executive officer, has agreed to serve as the Company’s president on an interim basis.

PART – III

Item 9.

Directors and Executive Officers of the Company

Our current directors and executive officers are as follows:

Name	Age	Position
Steve Markley	61	Chief Executive Officer, Secretary, Director and Principal Accounting Officer
Gary Spaniak, Jr.	43	President, Director
Robert Dolin	86	Director
Steve Robinson	58	Director
Gilbert Singerman	72	Director

Steve Markley. Since February 15, 2001, Mr. Markley has served as Chief Executive Officer and Director and was Principal Accounting Officer from August 2002 through September 2005 and since Mr. Yesner’s resignation effective June 30, 2006. From 1997 through January 2001, Mr. Markley served as President and CEO of Value Dining Incorporated, a franchise restaurant company in Southeast Florida doing business as Golden Corral Buffet and Grill.

Gary Spaniak Jr. From February 15, 2001 until April 16, 2007, Mr. Spaniak has served as President and Director. From 1998 until his position with the Company, Mr. Spaniak was the Director of Site Acquisitions for Retail Site Development, Inc., a commercial real estate acquisition company that negotiates build-to-suit locations for retail establishments across the U.S. From 1997 until 1998, Mr. Spaniak was a marketing consultant in Florida for AutoNation USA, an automobile sales franchise company.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on our review of Forms 3, 4 and 5 received by our company, or written representations from certain reporting persons that during the fiscal year ended December 31, 2006, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied.

Committees of the Board of Directors

The board of directors met 12 times during 2006. All directors serve until the next annual shareholders meeting and until the election and qualification of their successors, Directors do not receive any compensation for serving on the board or any committees of the board.

The Audit Committee, comprised of independent directors Steve Robinson, Robert Dolin, and Gilbert Singerman, is directly responsible for appointment, compensation and oversight of the independent auditor, including resolving any disagreements between the auditor and management. The independent auditor reports directly to the committee. The Audit Committee is composed solely of three unaffiliated, independent directors who accept no consulting or other fees from the company. Mr. Singerman is considered a “Financial Expert” as defined under Item 401 of Regulation S-B. The committee met 4 times in 2006.

The Compensation Committee is composed entirely of our three independent directors, who are responsible for setting our chief executive officer’s salary and who will approve salaries for other executives based on the chief executive officer’s recommendation after consulting with the Committee. The Compensation Committee intends to meet on an as-needed basis. The committee met 1 time in 2006.

The Nominating Committee is composed entirely of our three independent directors, who will approve board nominations in the future on as as-needed basis. The Nominating Committee did not meet formally in 2006.

Code of Ethics

In December, 2003, we adopted a Code of Ethics that applies to all our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (1) honest and ethical conduct; (2) full, fair , accurate, timely and understandable disclosure; (3) compliance with applicable laws and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

Item 10.

Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid to our president, chief executive officer and chief financial officer for the last three completed fiscal years and to any officer who earned $100,000 or more per year (“Named Executives”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value & Nonqualified Deferred Compen- sation Earnings	All Other Compen- sation		Total
Steve Markley	2006	$57,673						$118,782	E	$176,455
CEO & Secretary (2)	2005	$125,000						$124,485	A	$249,485
Jeff Yesner	2006	$68,518								$68,518
CFO(3) D	2005	$30,962								$30,962
Gary Spaniak Jr.	2006	$56,651						$118,782	EF	$175,433
President (2) C	2005	$125,000						$109,478	B	$234,478

———————

(2)

Accrued Salaries plus Interest owed.

(3)

Salary through June, 2006 when resigned.

A.

Other annual compensation related to payment of 2004 deferred salary (see C below) of $68,371 and repayment of advances made to the Company of $56,114 (see Item 12 – Certain Relationships and Related Party Transactions).

B.

Other annual compensation related to payment of 2004 deferred salary (see C below) of $68,371 and repayment of advances made to the Company of $41,107 (see Item 12).

C.

By the terms of their Employment Agreements, Messrs. Markley and Spaniak Jr. are each to be paid salaries of $125,000 annually. In 2004, compensation of $117,417 was deferred. In 2006, $237,564, which includes interest, was deferred.

D.

Mr. Yesner’s employment began in September 2005 and resigned effective June 30, 2006.

E.

Other annual compensation related to payment of 2006 deferred salary (see C above).

F.

Mr. Spaniak Jr. resigned effective April 17, 2007.

Fiscal Year Grants

None.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Options/SAR Values

The Company does not have an option program. As such, the officers of the Company did not exercise any options/SAR grants during 2006 and they had no options/SAR holdings as of December 31, 2006.

Director Compensation

Directors do not receive compensation for serving on the board of directors. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. All travel and lodging expenses associated with directors’ meeting(s) are reimbursed by our company.

Employment Agreements

The Company to date has entered into two employment agreements with its executive officers and two consulting agreements pursuant to management of the Company. Each of the two employment agreements the Company has entered into with Steve Markley, CEO and Gary Spaniak, Jr., President, stipulate an annual salary of $125,000 in exchange for continued management services. In the event the Company is unable to pay the agreed upon compensation for any reason, management salaries increase to $196,000 annually and , interest at the rate of 18% is accrued until paid. Each of the two consulting agreements the Company has entered into with Gary Spaniak Sr. and Bobby Story stipulate an annual payment of $125,000 in exchange for services related to business management, financing, and mergers and acquisitions. In the event the Company is unable to pay consultants’ fees for any reason, the consultants’ payments increase to $196,000 annually and, interest at the rate of 18% is accrued until paid. Messrs. Spaniak Sr. and Story are independent contractors. On April 17, 2007, Gary Spaniak Jr. resigned as the Company’s president, effective immediately. Steve Markley, the Company’s chief executive officer, has agreed to serve as the Company’s president on an interim basis.

Item 11.

Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

As of March 9, 2007, there were 104,691,263 shares of our common stock outstanding. The following table sets forth certain information regarding (1) each person known by our company to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each director and named executive officer of our company and (3) all officers and directors as a group.

Beneficial ownership has been determined based upon information made available to us or otherwise contained in public filings. The percentage of common stock owned is calculated based on the number of shares of common stock outstanding, plus in the case of each person the number of shares of common stock issuable only to such person upon the exercise of warrants and the conversion of preferred stock. As such, the table also gives effect to, (1) conversion at an effective assumed conversion price of $0.50 per share of all 10% convertible notes, shares of Series E preferred stock, Series F preferred stock, Series G preferred stock and warrants (convertible up to an aggregate of 71,984,490 shares of common stock) issued in connection with our PMG investment; and (2) conversion of our Series D preferred stock (convertible into 49.9% of our fully diluted common stock on the date of conversion). As such, on a pro forma basis for calculating the number of shares issuable as of March 9, 2007, pursuant to the conversion of our Series D preferred stock, there were approximately shares of our common stock issued and outstanding.

Name and Address	Number of Shares Beneficially Owned	Approximate Percentage of Common Stock
Granite Management Company, LLC (1)(2)	15,000,006	5.3%
Monarch Pointe Fund, LP (2)(3)	24,900,691	8.7
Steve Markley 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	517,117	*
Gary Spaniak, Jr. 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	1,701,667	*
Robert Dolin 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	62,500	*
Steven Robinson 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	675,000	*
Gilbert Singerman 3275 Hillsboro Blvd. Deerfield Beach, FL 33442	2,000	*
PHSL Worldwide, Inc. (4)	80,859,036	28.3
All officers and directors as a group (5 individuals)	2,958,284	1.0

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

(4)

PHSL is a publicly owned entity with less than 300 shareholders of record. PHSL beneficially owns 132,191 shares of Series D preferred stock convertible into 40,859,036 shares of our common stock and 4,000 shares of Series H convertible into 40,000,000 shares of our common stock. PHSL indemnified us upon our purchase from them of iBill on January 21, 2005. As we may have sustained potential losses pursuant to the indemnification agreement, we are considering the termination of their shares of Series D preferred stock. The Securities and Exchange Commission announced on January 24, 2005 that it filed a civil injunctive action against PHSL and certain of its officers and shareholders, charging them with accounting fraud, reporting violations and violations of the Sarbanes-Oxley certification rules. In its complaint, the Commission seeks permanent injunctions and civil penalties as to all of the defendants; and officer and director bars. The litigation is pending. The litigation does not involve our Company. Address is 2200 SW 10th Avenue, Deerfield Beach, FL 33442. As part of the verbal settlement with the bond holders, preferred Series H will be returned to the Company in its entirety.

Equity Compensation Plan Information

There are no outstanding options or warrants issued under equity compensation plans. We currently have no stock option plan.

Item 12.

Certain Relationships and Related Party Transactions

The amount due to shareholders at December 31, 2006 and 2005 was $714,511 and $1,151,970, respectively. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The majority of the reduction was due to the Company making certain payments on behalf of these shareholders. We accrued interest at 10% for the outstanding balances owed to the shareholders. For the year ended December 31, 2006, we recorded income expense on these advances of approximately $100,000.

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

2.2	Stockholders Agreement, dated October 19, 2004 among the Bell/Staton Group and the Company(1).
2.3	August 22, 2004 Securities Purchase Agreement, as amended, between the Company and Penthouse International, Inc(1).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Schedule 14A Proxy Statement filed with SEC on November 1, 2004).
3.2	Amended and Restated By-Laws (incorporated by reference to Form 10-KSB filed March 26, 2001).
3.3	Amendment to Bylaws (incorporated by reference to Schedule 14A Proxy Statement filed with SEC on November 1, 2004).
3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Schedule 14C Information Statement filed with the SEC on March 10, 2005).
3.5	Designation of Series D preferred stock (incorporated by reference to Form 8-K dated January 21, 2005).
3.6	Designation of Series E preferred stock(1).
3.7	Designation of Series F preferred stock(1).
3.8	Designation of Series G. preferred stock(1).
3.9	Designation of Series H preferred stock(1).
3.10	Designation of $0.50 Warrants(1).
4.1

First Amendment to Credit and Security Agreement and Consent Agreement, dated December 2, 2005, by and among IIG Capital, LLC, IIG Trade Opportunities Fund NV and the Company (incorporated by reference to Form 10-KSB filed April 17, 2006).

4.2	Pledge Agreement, dated December 2, 2005, by Media Billing Company, LLC (incorporated by reference to Form 10-KSB filed April 17, 2006).
4.3	Pledge Agreement, dated December 2, 2005, by XTV Investments LLC (incorporated by reference to Form 10-KSB filed April 17, 2006).
4.4	Pledge Agreement, dated December 2, 2005, by Interactive Brand Development, Inc. (incorporated by reference to Form 10-KSB filed April 17, 2006).
4.5

Security Agreement, dated December 5, 2005, between Interactive Brand Development, Inc. and IIG Capital LLC as agent for IIG Trade Opportunities Fund NV (incorporated by reference to Form 10-KSB filed April 17, 2006).

4.6

Amended and Restated Guaranty, dated December 5, 2005, by Media Billing Company, LLC in favor and for the benefit of IIG Capital LLC as agent for IIG Trade Opportunities Fund (incorporated by reference to Form 10-KSB filed April 17, 2006).

4.7

Guaranty, dated December 5, 2005, by XTV Investments LLC in favor and for the benefit of IIG Capital LLC as agent for IIG Trade Opportunities Fund (incorporated by reference to Form 10-KSB filed April 17, 2006).

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

10.7	Form of Security Agreement between the Company and holders of Series F preferred stock(1).
10.8	September 23, 2004 Stock Purchase Agreement among GMI Investment Partners, Penthouse International, Inc. and the Company(1).

Exhibit No.	Description
10.9	Form of Registration Rights agreement between the Company and holders of preferred stock and Notes(1).
10.10	iBill Securities Purchase Agreement dated July 22, 2004 (filed on Form 8-K Current Report dated July 30, 2004).
10.11	iBill Securities Closing Agreement dated January 21, 2005 (filed on Form 8-K Current Report dated January 21, 2005).
10.12	Employment Agreement dated October1, 2004 between the Company and Steve Markley. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.13	Employment Agreement dated October 1, 2004 between the Company and Gary Spaniak Jr. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.14	Consulting Agreement dated October 1, 2004 between the Company and Bobby Story. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.15	Consulting Agreement dated October 1, 2004 between the Company and Gary Spaniak Sr. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.16	Termination Agreement dated November 4, 2004 between the Company and Foster Sports Inc. and Carl Foster. (incorporated by reference to Form 10-KSB filed on April 15, 2005)
10.17

Reseller and Transfer of Accounts Agreement dated March 27, 2006 between the Company and Etelegate Arizona, LLC for the outsourcing of the Company’s on-line payment processing operations. (incorporated by reference to Form 8-K filed on March 31, 2006)

10.18	XTV Acquisition Agreement dated March 31, 2005. (incorporated by reference to Form 10-KSB filed April 15, 2005)
10.19	Office Lease Agreement, dated November 9, 2005, between 3275 Gabrilove, LLC and the Company (incorporated by reference to Form 10-KSB filed April 17, 2006)
10.20	Lease Termination Agreement, dated November 18, 2005, between FG 2200, LLC and Internet Billing Company, LLC (incorporated by reference to Form 10-KSB filed April 17, 2006).
14	Code of Ethics (incorporated by reference to Form 10-KSB filed on March 29, 2004).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

———————

(1)

Filed on Form 8-K Current Report dated October 19, 2004.

Item 14.

Principal Accountant Fees and Services

Year ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2006 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 was $134,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2006 were $134,500.

Tax Fees. There were no aggregate fees, including expenses, billed by the Company’s principal accountant for services rendered for tax compliance, tax advice and tax planning for the year ended December 31, 2006.

All Other Fees: The were no aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant for the year ended December 31, 2006.

The Company’s principal accountant presented the Audit Committee with estimates for each grouping above prior to beginning fieldwork for the 2006 quarterly reviews and annual audit. Excluding the audit fees, the Audit Committee approved 100% of the audit related fees for the year ended December 31, 2006.

Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2005 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 was $15,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $44,000.

Tax Fees. There were no aggregate fees, including expenses, billed by the Company’s principal accountant for services rendered for tax compliance, tax advice and tax planning for the year ended December 31, 2005.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2005 was none.

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

Signature	Title	Date

/s/ STEVE MARKLEY	Chief Executive Officer, Director and	April 17, 2007
Steve Markley	Principal Accounting Officer
/s/ GARY SPANIAK, JR.	President and Director	April 17, 2007
Gary Spaniak, Jr.
Director
Robert Dolin
/s/ STEVE ROBINSON	Director	April 17, 2007
Steven Robinson
/s/ GILBERT SINGERMAN	Director	April 17, 2007
Gilbert Singerman

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Interactive Brand Development, Inc.

We have audited the accompanying consolidated balance sheet of Interactive Brand Development, Inc. as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Brand Development, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years then ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2006. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 16, 2007

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS
Current assets:
Prepaid assets and other current assets	$160,583
Assets of discontinued operations	47,746
Total current assets	208,329
Property, plant and equipment, net of accumulated depreciation of $27,062	256,005
Investment in cel art	6,531,750
Investment in Penthouse Media Group, Inc.	13,230,418
Investment in Interactive Television Networks, Inc.	1,161,184
Total assets	$21,387,686
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$58,266
Accounts payable and accrued expenses	4,750,433
Long-term debt, current portion	10,195,278
Due to related parties	1,641,038
Liabilities of discontinued operations	33,683,923
Total current liabilities	50,328,938
Long-term debt, net of current portion	4,247,607
Convertible features on financial instruments	30,750
Other liabilities	7,029
Total liabilities	54,614,324
Commitments and contingencies:
Shareholders’ deficit:
Preferred D, $0.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223
Preferred G, $0.001 par value, 45,000 shares authorized, 23,087 shares issued and outstanding	23
Common stock, $0.001 par value, 400,000,000 shares authorized: 108,644,987 shares issued and 104,691,263 shares outstanding	108,645
Treasury stock, 3,953,724 shares at cost	(328,682)
Additional paid-in capital	25,295,665
Accumulated deficit	(58,302,512)
Total shareholders’ deficit	(33,226,638)
Total liabilities and shareholders’ deficit	$21,387,686

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues:
Service revenue	$124,224	$208,299
Other fee revenue	—	26,149
Total revenue	124,224	234,448
Operating costs and expenses:
Cost of revenue	—	78,664
Selling, general and administrative	—	4,364,869
Depreciation and amortization	37,857	15,798
Total operating costs and expenses	37,857	4,459,331
Loss from operations	86,367	(4,224,883)
Other income (expense):
Write down of assets	(13,033,165)	—
Interest income	—	222,031
Interest expense	(2,156,190)	(1,819,499)
Gain on remeasurement of derivatives	1,009,365	4,735,026
Other income	425,443	26,706
Total other income (expense)	(13,754,547)	3,164,264
Net loss from continuing operations	(13,668,180)	(1,060,619)
Loss from discontinued operations	(19,244,400)	(19,138,768)
Net loss	(32,912,580)	(20,199,387)
Dividends on preferred stock	(438,792)	(375,000)
Net loss applicable to common shares	$(33,351,372)	$(20,574,387)
Weighted average number of common shares outstanding:
Basic	105,769,484	78,235,941
Diluted	286,773,155	78,235,941
Net loss per common share – basic:
Net loss from continuing operations	$(0.13)	$(0.01)
Loss from discontinued operations	$(0.18)	(0.24)
Basic net loss per common share	$(0.32)	$(0.26)
Net loss per common share – diluted:
Net loss from continuing operations	$(0.05)	$(0.01)
Loss from discontinued operations	$(0.07)	$(0.24)
Diluted net loss per common share	$(0.12)	$(0.26)

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Preferred stock
	Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2004	—	$—	10,000	$10	—	$—
Private placement of stock	—	—	—	—	—	—
Stock issued for services	—	—	—	—	—	—
Stock issued for debt repayment	—	—	—	—	—	—
Stock issued for rent guarantee	—	—	—	—	—	—
Stock issued for purchase of Internet Billing Company (iBill), net of acquisition costs	—	—	—	—	330,000	330
Stock issued for purchase of Interactive Television (ITVN), net of acquisition costs	—	—	—	—	—	—
Conversion of Series C into common stock	—	—	(10,000)	(10)	—	—
Conversion of Series D into common stock	—	—	—	—	(107,412)	(107)
Conversion of Series G into common stock	—	—	—	—	—	—
Settlement of client payouts with Series D preferred stock	—	—	—	—	—	—
Amortization of unamortized discount, net of preferred stocks	—	—	—	—	—	—
Preferred dividends declared	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance December 31, 2005	—	$—	—	$—	222,588	$223

Stock issued for services	—	—	—	—	—	—
Stock returned for rent settlement	—	—	—	—	—	—
Stock cancelled	—	—	—	—	—	—
Amortization of unamortized discount, net of preferred stocks	—	—	—	—	—	—
Preferred dividends declared	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance December 31, 2006	—	$—	—	$—	222,588	$223

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock
	Series G		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2004	45,000	$45	28,312,569	$28,312	—	$—
Private placement of stock	—	—	3,700,000	3,700	—	—
Stock issued for services	—	—	5,529,070	5,529	—	—
Stock issued for debt repayments	—	—	2,235,264	2,236	—	—
Stock issued for rent guarantee	—	—	1,753,724	1,754	—	—
Stock issued for purchase of iBill, net of acquisition costs	—	—	—	—	—	—
Stock issued for purchase of ITVN, net of acquisition costs	—	—	—	—	—	—
Conversion of Series C into common stock	—	—	1,000,000	1,000	—	—
Conversion of Series D into common stock	—	—	32,760,065	32,760	—	—
Conversion of Series G into common stock	(21,913)	(22)	29,225,009	29,225	—	—
Settlement of client payouts with Series D preferred stock	—	—	—	—	—	—
Amortization of unamortized discount, net of preferred stocks	—	—	—	—	—	—
Preferred dividends declared	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance December 31, 2005	23,087	$23	104,515,701	$104,516	—	$—

Stock issued for services	—	—	1,729,286	1,729	—	—
Stock returned for rent settlement	—	—	—	—	1,553,724	(326,282)
Stock cancelled	—	—	2,400,000	2,400	2,400,000	(2,400)
Amortization of unamortized discount, net of preferred stocks	—	—	—	—	—	—
Preferred dividends declared	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance December 31, 2006	23,087	$23	108,644,987	$108,645	3,953,724	$(328,682)

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Additional Paid-in-Capital		Accumulated Deficit	Total
	Stock	Warrants
Balance December 31, 2004	$14,282,947	$915,402	$(4,376,753)	$10,849,963
Private placement of stock	551,300	—	—	555,000
Stock issued for services	1,035,573	—	—	1,041,102
Stock issued for debt repayments	780,829	—	—	783,065
Stock issued for rent guarantee	374,528	—	—	376,282
Stock issued for purchase of iBill, net of acquisition costs	4,746,668	—	—	4,746,998
Stock issued for purchase of ITVN, net of acquisition costs	1,700,000	1,162,224	—	2,862,224
Conversion of Series C into common stock	(990)	—	—	—
Conversion of Series D into common stock	(32,344)	—	—	309
Conversion of Series G into common stock	(29,203)	—	—	—
Settlement of client payouts with Series D preferred stock	1,324,398	—	—	1,324,398
Amortization of unamortized discount, net of preferred stocks	(865,212)	—	—	(865,212)
Preferred dividends declared	—	—	(375,000)	(375,000)
Net loss	—	—	(20,199,387)	(20,199,387)
Balance December 31, 2005	$23,868,494	$2,077,626	$(24,951,140)	$1,099,742

Stock issued for services	201,277	—	—	203,006
Stock returned for rent settlement	—	—	—	(326,282)
Stock cancelled	(66,020)	—	—	(66,020)
Amortization of unamortized discount, net of preferred stocks	(785,712)	—	—	(785,712)
Preferred dividends declared	—	—	(438,792)	(438,792)
Net loss	—	—	(32,912,580)	(32,912,580)
Balance December 31, 2006	$23,218,039	$2,077,626	$(58,302,512)	$(33,226,638)

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Operating activities
Net loss	$(13,668,180)	$(1,060,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends declared	(438,792)	(375,000)
Gain on remeasurement of derivatives	(1,009,365)	(4,735,026)
Amortization of unamortized discount of 10% notes	508,752	508,752
Depreciation and amortization	37,857	15,800
Write down of investment	12,992,767	—
Write down of due/to/from related parties	331,158	—
Gain on termination of lease	(178,595)	—
Stock issued for services and settlements	205,405	3,525,155
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	133,924	(133,471)
Prepaid assets and other assets	(258,843)	(316,256)
Accounts payable and accrued expenses	3,189,954	1,260,306
Other liabilities	(17,137,972)	16,670,002
Client payouts	(66,019)	—
Cash (used in) provided by operating activities	(15,357,949)	15,359,643
Investing activities
Purchase investment in ITVN	—	(1,700,000)
Purchases of furniture and equipment	(283,067)	—
Cash used in investing activities	(283,067)	(1,700,000)
Financing activities
Proceeds from notes payable	—	2,481,890
Payments on notes payable	—	(2,451,890)
Stock issued to purchase iBill	—	4,746,998
Proceeds from loans from related parties	—	(331,087)
Payments on loans from related parties	659,370	1,009,826
Proceeds from sale of stock	—	555,000
Cash provided by financing activities	659,370	6,010,737
Discontinued operations
Cash provided by operating activities	13,559,715	(15,476,078)
Cash provided by / (used in) investing activities	197,083	(4,788,516)
Cash provided by financing activities	911,828	848,968
Cash provided by / (used in) discontinued operations	14,668,626	(19,415,626)

Net increase (decrease) in cash and cash equivalents	(313,020)	254,754
Cash and cash equivalents at beginning of period	254,754	—
Cash and cash equivalents at end of period	$(58,266)	$254,754
Non-cash operating, investing and financing activities:
Preferred stock issued for the following:
Investment in Interactive Television Networks, Inc.	$—	$3,152,224
Acquisition of iBill	$—	$19,415,626
Supplemental disclosure of cash flow information:
Interest paid	$461,874	$231,000
Taxes paid	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Interactive Brand Development, Inc. (“IBD”, “the Company” or “the Corporation”), a Delaware corporation, is authorized under its Articles of Incorporation to issue and have outstanding at any one time 400 million shares of common stock par value $0.001 per share. A majority of the Company’s shareholders, by written consent dated January 31, 2005, voted to increase the number of authorized shares from 30 million to 400 million shares of common stock, par value $0.001 per share, effective March 31, 2005.

In connection with the Company’s revised business plan during the fourth quarter of 2004, the Company discontinued operations of its online auctions and sports talk show and in 2005 began to focus on building a presence as a sales, marketing and media holding company in the adult entertainment industry. Several strategic investments were made in connection with the revised business plan. These investments included:

•

On October 19, 2004, we purchased 347,138 Class B shares of PMG (formerly, General Media, Inc.), representing a 27% non-voting interest in PMG, an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

•

On January 21, 2005, we entered into an agreement with PHSL Worldwide, Inc. (“PHSL”), whereby we would acquire all of the membership interests in Media Billing, LLC, which owns 100% of the membership interests in iBill, from PHSL in exchange for 330,000 shares of our Series D convertible preferred stock, the conversion of which would result in PHSL owning 49.9% of our fully diluted common stock outstanding.  In July 2005, Media Billing LLC and iBill were amalgamated into iBill Corporation.

•

On March 31, 2005 the Company purchased a 22% minority interest in Interactive Television Networks, Inc. (“ITVN”). ITVN is an emerging provider of Internet Protocol Television (“IPTV”) hardware, programming software and interactive networks.

The Company’s operations in 2005 consisted of payment processing services and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiary Internet Billing Company, LLC (iBill). iBill’s service offerings consist of the following:

•

Credit card and stored value card payment processing provided services to merchants that sell goods and services through the Internet, and as an intermediary “aggregator” in that it aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.

•

Online check payment processing provided services to merchants that sell goods and services through the Internet. iBill’s Web Merchants offer consumers the ability to pay by authorizing a direct debit, via the Automated Clearing House System, (referred to as ACH) to the consumer’s checking account.

•

Telephone billing provided payment services to merchants that sell goods and services through the Internet. iBill’s Web Merchants offer consumers the ability to pay by authorizing a charge to be made on their telephone bill for their internet purchase.

On March 27, 2006, we outsourced our payment processing operations. We entered into an agreement with Etelegate whereby all current client transactions of iBill were to be processed by this company. However, a dispute concerning processing volume arose between the parties in June 2006.

By December 2006, both Companies had abandoned the agreement to obtain outsourced payment processing, and iBill was treated as a discontinued operation.

The Company’s strategy, going forward, is to maintain passive investments but to discontinue all operations associated with the adult entertainment industry. The Company, will seek business opportunities through a business combination with one or more private companies, which we will promote and restore to sustained profitability. The Company has had no material operations since June 2006.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, iBill Corp., Media Billing Company LLC (“Media Billing”), a wholly-owned subsidiary of iBill Corp., Internet Billing Company LLC, a wholly-owned subsidiary of Media Billing, XTV Investments LLC, a Delaware limited liability company and Card Stream, Inc., a Florida corporation. All material intercompany accounts and transactions have been eliminated.

Going Concern

In connection with their audit report on the Company’s consolidated financial statements as of December 31, 2006, the Company’s independent certified public accountants, expressed substantial doubt about the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital. Management’s plans regarding these matters, with the objective of improving liquidity and sustaining profitability in future years encompass the following:

•

locating appropriate target acquisitions and securing the necessary capital to acquire and revitalize the target company;

•

providing strategic marketing services to clients;

•

settling legacy outstanding obligations;

•

continued review of all expenditures in order to minimize costs; and

•

raise additional working capital as necessary.

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

Marketable Securities

The Company accounts for investments under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value.

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

Goodwill and Other Intangible Assets

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The Company accounts for intangible assets in accordance with SFAS 142. Intangible assets with indefinite lives and goodwill are no longer amortized, are carried at lower of cost or market and are subject to annual impairment evaluation or an interim impairment evaluation if an interim triggering event occurs. Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized. Pursuant to the provisions of SFAS No. 142, the Company performed their annual impairment analysis during the fourth quarter.

Impairment of Long-Lived Assets

The Company follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”). The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the lowest levels for which there are identifiable cash flows. If this review indicates that an asset’s carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value. At December 31, 2006, the Company’s management believes there is no impairment of its long-lived assets, other than the aforementioned impairment for goodwill and intangible assets recorded in connection with iBill’s discontinued operations. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

Warrants

The Company issues warrants to purchase the Company’s common stock in conjunction with debt and some preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock (“EITF No.00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital – warrants.

Revenue Recognition

Prior to discontinuing operations, the Company’s service revenues primarily represent service fees charged to its clients that are based on a percentage of the gross value of the transactions processed (less any refunds or credits) by the Company on its clients’ behalf. The Company manages the collection process for the gross amount of the transactions processed on its clients’ websites, but the Company is not responsible for fulfilling the obligation of the transaction and does not have any credit risk associated with the end consumer. In determining our revenue reporting the Company follows the requirements of the FASB’s EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF No. 99-19”). The Company has concluded that it should report revenue net for the fee earned in the transactions processed because of the near absence of gross reporting indicators and the presence of persuasive net reporting indicators as specified in EITF No. 99-19. The webmaster, and not the Company, is the primary obligor to the customer, a strong indicator that revenue should be reported net. The Company has no fulfillment or customer service role with respect to delivery of the products ordered or their acceptability. The Company has no latitude or control over the prices charged to the customers and earns a fixed amount from each transaction. The sole indicator of gross reporting is that the Company assumes credit risk for the amounts billed on customer credit cards and that risk is mitigated by controls in place that allow the webmaster to provide access to the product ordered only after approval of the credit card charge, delayed remittance of sale

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

proceeds to the webmaster and the 10% hold-back reserves held for a six-month period. The Company recognizes service fee revenue when the transactions are processed and approved by the credit card and other payment processors. The Company’s other revenues primarily represent additional fees charged to its clients for chargebacks and other processing costs.

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB No. 104”), which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expense was approximately $1,887 and $61,000 for the years ended December 31, 2006 and 2005, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Pursuant to SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

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

Basic and Diluted Net Loss Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. All convertible debt and equities were excluded from the computations of diluted net loss per common share for the years ended December 31, 2006 and 2005, as their effect is anti-dilutive.

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

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the December 31, 2005 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation used in the December 31, 2006 consolidated financial statements.

2.

RECENT ACCOUNTING PRONOUNCEMENTS

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (EITF No. 04-08), which is effective for reporting periods ending after December 15, 2004. EITF No. 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF No. 04-08 did not impact earnings per share in 2006 and 2005.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the SEC adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there will be no effect on implementation.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 15”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on our consolidated financial condition, results of operations or cash flows.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

DISCONTINUED OPERATIONS - iBill

In December, 2006, the Company announced plans to exit the credit card processing business and discontinue the operations of its iBill subsidiary. The Company intends to sell the business along with any of its associated intellectual property rights, the customer database and the assumption of all remaining outstanding debt obligations. All intangible assets were fully impaired during the third quarter of 2006 and accordingly their carrying value was $0 at December 31, 2006. As of April 15, 2007, the sale of the business is still in negotiations. The decision to exit this businesses was intended to stem sustained losses associated with a number of lawsuits originating prior to the Companies acquisition of the subsidiary in 2004 and as a result of the Company’s new focus to discontinue all operations associated with the adult entertainment industry. The Company intends to return to a traditional focus on acquiring, promoting and restoring troubled enterprises to sustained profitability. Assets and liabilities to be sold or extinguished were reclassified to current assets and liabilities from discontinued operations, respectively, and consisted of the following as of December 31, 2006:

2006
Current assets from discontinued operations:
Cash	$47,746
Intellectual property (fully impaired)	—
$47,746
Current liabilities from discontinued operations:
Accounts payable and accrued expenses	$5,695,628
Notes payable	9,360,001
Client payouts and other liabilities	18,628,294
$33,683,923

The notes payable amount of $9,360,001 is related primarily to a Letter of Credit (“LOC”) of $3,974,987, Client Settlement Notes (“Client Notes”) of $4,928,476 and a revolving promissory note (“Takeley Note”) of $456,889.

LOC - On December 31, 2004, iBill obtained a letter of credit (LOC) from IIG Trade Opportunities Fund (IIG) in the amount of $2.1 million to be used for working capital. Effective December 5, 2005, the Company executed an amended and restated promissory note with IIG. The amended note increases the Company’s line of credit with IIG from $2.1 million to $6 million. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. As of December 31, 2006, the Company had drawn $3,974,987 on the LOC.

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

Client Notes - During the second quarter of 2005, the Company issued notes payables to various iBill clients, to settle past due amounts owed. The Client Notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in full with accrued interest in two years. The Client Notes can be paid, at the Company’s sole discretion at any time following ninety (90) days from the execution of the note, either 100% in cash or 50% in cash and 50% in restricted stock. The Company had an outstanding balance of $4,928,476 and accrued unpaid interest of $253,456 on Client Notes at December 31, 2006.

Takeley Note - On July 14, 2005, IBD’s wholly-owned subsidiary, iBill entered into a credit and security agreement with Takeley Investments Ltd.(“Takeley”). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $456,889 is outstanding as of December 31, 2006. The note bears interest at 15% per annum and is due July 31, 2006. The note is currently being extended. The Company had accrued unpaid interest on the note of approximately $108,996 at December 31, 2006.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

DISCONTINUED OPERATIONS – iBill (CONTINUED)

As security for the loan, IBD and its wholly-owned subsidiary, Media Billing LLC (Media Billing) has guaranteed the repayment. Pursuant to the guarantees, IBD and Media Billing have entered into security agreements with Takeley which provide Takeley with a security interest in IBD’s and Media Billing’s inventory, equipment, property and other collateral.

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

The carrying value of assets from discontinued operations was adjusted by non-cash impairment charges in fiscal 2006 and 2005. Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Discontinued operations, net for fiscal years 2006 and 2005, consist of the following:

	2006	2005
Revenues	$990,260	$6,689,382
Net loss before impairment charges:
Loss from operations	$(16,992,026)	$(26,387,824)
Other income (expense) and impairment charges:
Gain on remeasurement of derivatives
Fixed asset write-down, net	(1,838,023)	—
Interest expense, net	(630,195)	(198,881)
Other income	215,836	7,447,937
Severance costs	—	—
One-time termination benefits	—	—
Loss from discontinued operations, net	$(19,244,408)	$(19,138,768)

No tax provision (benefit) was recorded on discontinued operations in fiscal 2006 or 2005. The Company expects to incur minor ongoing operating losses but these are not expected to be material to the results of operations or to the Company’s financial position.

4.

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

Goodwill - During 2005, the Company completed its valuation of the acquisition of iBill. The result was to reduce the $32,627,389 purchase price (value proscribed to the 330,000 shares of Series D preferred stock) by $14,668,626, thereby decreasing goodwill to $17,958,763. Goodwill was entirely associated with iBill. During the fourth quarter of 2005, our annual impairment analysis determined that remaining goodwill was fully impaired. As such, we recorded a charge to the statement of operations of $17,958,763 in 2005. Consequently, since goodwill had been fully impaired as of December 31, 2005 and no additional goodwill was recorded on the Company’s books at December 31, 2006, and since SFAS No. 142 precludes the restoration of previously impaired goodwill, the annual goodwill impairment analysis was no longer required.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Intangible Assets - In 2005, the Company purchased $10,394,180 million of intangible assets in connection with the iBill acquisition. In accordance with SFAS No. 142, the Company amortized its intangible assets since they had definite useful lives. The Company recorded amortization expense of $ 1,639,353 and, $2,185,976 for the years ended December 31, 2006 and 2005, respectively, resulting in accumulated amortization of $3,825,329 at the time the intangibles were fully impaired. Intangible assets were entirely associated with iBill. As previously discussed, iBill had no significant operations subsequent to June 2006 and accordingly during the third quarter of 2006, management fully impaired the intangible assets, since they no longer represented assets with a definite future benefit to continuing operations. Also as previously discussed, in December 2006, management decided to discontinue iBill’s operations entirely and actively seek a buyer. All impairments, amortization and cash flow impact related to intangible assets are reported as discontinued operations. The following table reflects the original intangible assets acquired and the related activity from acquisition through December 31, 2006:

Intangible Assets	Original Value	Accumulated Amortization	Impairment	December 31, 2006
Subject to amortization:
Patents (7.5 years)	$5,466,205	$1,313,592	$4,152,613	$—
Customer base (2.5 years)	3,239,829	2,496,313	743,516	—
Domain names (7.5 years)	64,146	15,424	48,722	—
	8,770,180	3,825,329	4,944,851	—
Not subject to amortization:
Trade names	1,624,000	—	1,624,000	—
	$10,394,180	$3,825,329	$6,568,651	$—

5.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2006, prepaid expenses and other current assets consisted of the following:

Deposits	$28,234
Prepaid expenses	25,045
Other current assets	—
Total	$53,279

6.

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

As the Company’s investment in PMG is a significant percentage of its total assets, the Company requested but was unable to obtain PMG’s audited financial statements for the years ended December 31, 2006 or 2005or other relevant information. The Company was provided with PMG’s unaudited interim financial statements for the three months ended March 31, 2006, which indicates continued operating losses. The Company has based its carrying value for its investment in PMG on recent stock based transactions entered into or proposed by PMG. Accordingly, the Company has revalued the carrying value of its investment in PMG to $13,230,418 at December 31, 2006 and correspondingly recorded an impairment charge of $8,984,527.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

INVESTMENTS IN PMG AND ITVN (CONTINUED)

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

ITVN shares are a thinly traded security, over the counter under the symbol, “ITTV”. Management has determined that there has been a permanent erosion in the market value of this investment and accordingly has charged $3,691,040 to operations resulting in a carrying value of $1,161,184 at December 31, 2006.

General

The Company reports its investments in PMG and ITVN under the cost method of accounting. Accordingly, the investments in PMG and ITVN are reflected on the consolidated balance sheet at their initial costs, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized decreases in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment, unless circumstances or events arise that would indicate the investment might be impaired. Based on the 2006 annual impairment test, as discussed above, the Company determined that its investments in PMG and ITVN were impaired by $8,987,527 and $3,691,040 respectively.

7.

INVESTMENT IN CEL ART

Over the past several years, the Company has invested in animation art, other wise known as cel art. Cel is short for celluloid, which refers to the acetate material on which the animated figure is painted. This venue of collectible art was legitimized in 1984 when a former Disney Studio employee auctioned his private collection of cel art at Christies. The Company has acquired a portion of its animation cel art and related intellectual property through the issuance of common stock. Paragraph 8 of SFAS No. 123(R) states that when goods or services are received for the issuance of equity instruments they should be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management determined that the fair value of the inventory was more reliably measure of value. During 2006, the Company distributed approximately $317,200 in samples that were never returned. Accordingly the Company has written down its investment in cel art at December 31, 2006 to $6,531,750.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

INVESTMENT IN CEL ART (CONTINUED)

The Company has no immediate plans to sell its cel art collection, however it is available to be sold at the prevailing market, if needed. Temporary unrealized decreases in value would be reported as other comprehensive income or loss, and other than temporary unrealized decreases in value would be expensed as incurred. Management performs an annual impairment, unless circumstances or events arise that would indicate the cel art might be impaired. Management does not believe a provision for loss or write-down of the cel art value is necessary, based on the results of the analysis performed by an independent appraiser contracted by the Company. The consultant reviewed a variety of factors, including recent sales in the marketplace.

The cost of insuring these cels was not financially feasible. The Company has created a secure designated area in its headquarters in Deerfield Beach to store the collection. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

8.

PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consist of the following:

December 31, 2006
Computer equipment	$133,506
Office equipment	3,750
Software	1,390
Furniture and fixtures	118,796
Leasehold improvements	25,625
Total	283,067
Less accumulated depreciation	(27,062)
Property, plant and equipment, net	$256,005

Depreciation expense for the years ended December 31, 2006 and 2005 was$ 37,857 and$ 15,800, respectively. A substantial portion of the fixed assets reported in prior years have been disposed of as part of the discontinued operations of iBill.

9.

LONG-TERM DEBT

As of December 31, 2006, long-term debt consisted of the following:

10% Convertible Notes	$9,525,000
Series E preferred stock	3,500,000
Series F preferred stock	3,450,000
Series H preferred stock	400,000
Total long-term debt	16,875,000
Less: current maturities	(10,195,278)
Less: unamortized discount, net	(2,432,115)
Total long-term debt, net of current portion	$4,247,607

The unamortized discount, net, of$ 2,432,115 is comprised of the following and will be amortized over the periods indicated:

10% Convertible Notes (5 years)	$1,526,248
Series E preferred stock (3 years)	685,893
Series F preferred stock (5 years)	1,253,474
Series H preferred stock (5 years)	(1,033,500)
Unamortized discount	$2,432,115

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

LONG-TERM DEBT (CONTINUED)

Scheduled maturities of long-term debt as of December 31, 2006 are as follows:

2007	$9,525,000
2008	0
2009	7,350,000
2010	0
2011 and thereafter	0
Total	$16,875,000

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

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes, of default by the Company related to the terms of the Company’s 10% Notes in the total principal amount of $8.0 million. The Company has tendered a settlement offer to the Note Holders. The Company intends to use its best efforts to negotiate settlement with the Note Holders and emphatically denies the allegation of misrepresentation and reconfirms that the collateral was available at all times, as was represented to the Note Holders. As the Company was notified that it was in default, per the terms of the 10% Notes, the Company was required to pay additional interest during the default period. As of December 31, 2006, the Company had accrued unpaid interest on the 10% Notes of approximately $1,116,539 and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

The Series E, F and H preferred stocks have been classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company’s common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder’s request in cash. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company initially bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and changes in the fair value are being charged or credited to income on a quarterly basis. During the year ended December 31, 2006, the Company recorded a gain from the remeasurement of derivatives of $1,009,365.

As of December 31, 2006, convertible features of financial instruments is comprised of the following:

10% Convertible Notes	$17,847
Series E preferred stock	6,439
Series F preferred stock	6,464
Convertible features of financial instruments	$30,750

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

PREFERRED STOCK

Series D - The Company issued Series D convertible preferred stock (“Series D”) in connection with its acquisition of iBill. The Series D shares are senior to common shares and are not entitled to receive dividends. Series D shares convert to 49.9% of the fully diluted common stock shares at the date of conversion. During 2005, 107,412 shares of Series D were converted into 32,706,065 shares of common stock. During 2006 no shares were converted.

Series E - The Company raised $3.5 million from the sale of 35,000 shares of its Series E 6% convertible preferred stock (“Series E”) to Monarch Pointe Fund LP (“Monarch”). The Series E stock holders were also issued warrants to purchase approximately 430,504 shares of common stock at an exercise price equal of $3.00 per share. The Series E shares rank senior to the Company’s common shares, Series C preferred stock and Series G preferred stock; and are entitled to 6% dividends when and as declared by the Board of Directors. Series E are convertible, at the option of the holder, into common stock at the lesser of $3.00 (“Floor Price”) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series E Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. Series E convert to a maximum of 7,000,000 shares of common stock. Series E is classified as long-term debt (see Note 11), net of the amounts allocated to the derivative financial instrument and warrants attached thereto. The amortization of the discount on Series E is charged to additional paid-in-capital – stock.

Series F - The Company raised $3.45 million from the sale of 34,500 shares of its Series F 10% convertible preferred stock (“Series F”) to Castlerigg Master Investments Limited (“Castlerigg”). The Series F stock holders were also issued warrants to purchase approximately 610,776 shares of common stock at an exercise price equal of $3.00 per share. The Series F shares rank senior to the Company’s common shares, Series C preferred stock, Series D preferred stock, Series E preferred stock and Series G preferred stock; and are entitled to 10% dividends payable semi-annually on June 30th and December 31st, payable at the option of the Company of either 100% in cash, 50% in cash and the balance in common stock. Series F are convertible, at the option of the holder, into common stock at the lesser of $3.00 (Floor Price) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series F Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. Series F are secured by (i) a lien on the assets of iBill subordinated only to a first priority lien that may be granted to one or more senior lender providing up to $10.0 million of working capital financing to iBill and (ii) the pledge by the Company of a portion (pro rated with the 10% Notes) of its approximately 27% non-voting interest in PMG. Series F convert to a maximum of 6,900,000 shares of common stock plus any unpaid interest accrued in stock. Series F is classified as long-term debt (see Note 11), net of the amounts allocated to the derivative financial instrument and warrants attached thereto. The amortization of the discount on Series F is charged to additional paid-in-capital – stock.

Series F preferred stock has accrued dividends paid one half in cash and one half in common stock. In 2006, the Company accrued unpaid dividends of $763,792 on Series F Preferred stock. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend declared in fiscal year 2006 of $418,792.

Series G - The Company issued Series G convertible preferred stock (“Series G”) in connection with its acquisition of PMG. Series G is junior on liquidation and sale of control of the Company to the Series E and Series F; does not pay any dividends and is not secured by any assets or securities; and is not subject to mandatory redemption. Series G shall convert into the aggregate number of shares of Company common stock as shall equal 68.0 million shares, less a maximum of 27,458,333 Conversion Shares issuable at the adjusted Floor conversion price of $0.50 applicable to 10% Notes, Series E, and Series F Securities. During 2005, 21,913 shares of Series G were converted into 29,225,009 shares of common stock. No shares were converted during 2006. This conversion provision represents a beneficial conversion feature, the value of which is calculated by subtracting the conversion price of $0.50 from the market price of the common stock on the date the preferred shares were issued.

Series H - The Company issued Series H convertible preferred stock (“Series H”) in connection with its acquisition of ITVN. The Series H shares are senior to common shares and are entitled to 10% dividends that will accrue until conversion date. The dividends may be paid in cash or in common stock at the option of the Company. The Series H shares are redeemable five years after issuance for 40 million shares of the Company’s common stock

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

PREFERRED STOCK (CONTINUED)

Series H can be converted at the option of the holder, for two shares of common stock for each share of Series H. The Company has recorded Series H as long-term debt, net of the amount allocated to the warrants attached thereto.

Series H preferred stock has accrued unpaid dividends of $50,000. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend declared in fiscal year 2006 of $20,000.

11.

WARRANTS

The Company has issued warrants to purchase its common stock in connection with the issuance of debt and certain preferred stock issues. As of December 31, 2006, the outstanding warrants to purchase common stock were as follows.

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

1.

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

12.

TREASURY STOCK

At December 31, 2006 the Company had 3.953,724 shares of treasury stock at a cost basis of $328,682.

On June 10, 2005, the Company issued 1,553,724 shares of common stock as a guarantee of the lease for its former offices. During the fourth quarter of 2005, the Company entered into a settlement agreement for termination of this lease. As part of the lease termination settlement agreement, the shares previously issued to guarantee the lease were returned to the Company during the first quarter of 2006.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

TREASURY STOCK (CONTINUED)

During the fourth quarter of 2006, the Company entered into an agreement with UTEK to provide additional funding. 2,400,000 shares of common stock were issued, in accordance with the lending agreement, but held by the Company pending closing. The transaction never funded and accordingly these shares were placed in treasury.

13.

INCOME TAXES

The benefit from income taxes for the years ended December 31, 2006 and 2005 consist of the following:

	December 31, 2006	December 31, 2005

Current:
Continuing operations:
Federal	$4,647,181	$360,610
State	751,750	58,334
Benefit from continuing operations	5,398,931	418,944
Discontinued operations
Federal	6,543,987	6,507,182
State	1,058,442	1,052,632
Benefit from discontinued operations	7,602,429	7,559,814
Benefit from income taxes	13,001,360	7,978,758
Increase in valuation allowance	(13,001,360)	(7,978,758)
Benefit from income taxes, net of allowance	$—	$—

The difference between benefit from income taxes computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2006	December 31, 2005

Statutory federal income tax rate	34.0%	34.0%
State income taxes	5.5	5.5
Increase in valuation allowance	(39.5)	(39.5)
Effective income tax rate	—	—

The net deferred tax assets are comprised of the following:

December 31, 2006

Deferred tax assets – non-current	$22,857,060
Valuation allowance	(22,857,060)
Net deferred tax asset	$—

The non-current deferred tax asset amount of $9,855,700 is comprised solely of net operating loss carryforwards expiring after the year 2019.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.

COMMITMENTS AND CONTINGENCIES

Operating Leases

In November 2005, the Company simultaneously entered into a new operating lease to relocate its office and terminated is existing lease that was due to expire in seven years. Per the terms of the termination agreement, in January 2006, the Company received $200,000 of its $450,000 security deposit and the return of approximately 1.5 million shares of common stock issued to the landlord as a guarantee.

The Company has entered into noncancelable operating lease agreements for the rental of 12,527 square feet of office space at 3275 W. Hillsboro Blvd, Suites 300,303 and 304, Deerfield Beach, Florida 33442. The lease term is for 5 years commencing January 1, 2006 and expiring December 31, 2010. The lease may be renewed for 1 additional 5 year period. This lease also contains a rent escalation clause.

Future minimum lease payments as of December 31, 2006 associated with these lease agreements are as follows:

2007	$253,399
2008	257,659
2009	262,043
2010	266,553
$1,039,654

Total operating lease expense was approximately $78,845 and $58,754 for the years ended December 31, 2006 and 2005, respectively.

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

CMI alleges an array of breaches by IBD, Media Billing, and iBill of the agreements governing its rights as a holder of the Series F Stock. Specifically, CMI alleges that IBD breached the Subscription Agreement by (i) failing to obtain a commitment for up to $10 million in financing for iBill on or before October 15, 2004; (ii) failing on or before January 21, 2005 to withdraw from the American Stock Exchange and to seek to re-list its common stock on one of the other national securities exchanges specified in the Subscription Agreement; (iii) failing to amend its Certificate of Incorporation by December 31, 2004 to increase the number of authorized shares of IBD common stock to 250 million shares; and (iv) failing to make the semi-annual dividend payment allegedly owed to CMI on June 30, 2005. CMI alleges that IBD breached the Registration Rights Agreement by failing to maintain a listing of its shares on one of the national securities exchanges specified in the agreement. CMI alleges that IBD breached the Pledge Agreement by failing to deliver the membership interest in iBill to the collateral agent designated in the Pledge Agreement. CMI alleges that Media Billing and iBill breached the Security Agreement and converted assets belonging to CMI by transferring collateral posted under the Security Agreement without the consent of the designated collateral agent. CMI alleges that Media Billing and iBill breached the Guaranty by failing

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

CMI seeks damages of $5.25 million, plus liquidated damages in the amount of $65,000 for each month, or portion thereof, that IBD allegedly failed to amend its Certificate of Incorporation after December 31, 2004, plus accrued and unpaid dividends on the Series F Stock, reimbursement for the costs and expenses incurred by CMI in seeking to enforce its alleged rights as a holder of the Series F Stock, interest, foreclosure on the shares of Penthouse

Media Group, Inc. common stock that are held as collateral pursuant to the Pledge Agreement, and an accounting of all collateral alleged to have been improperly transferred by Media Billing and iBill. Currently, the Company is continuing its negotiations with CMI to reach a settlement of this matter, although no assurances can be made that a settlement will be reached. On March 27, 2006, CMI II moved for summary judgment with respect to its causes of action against the Company. The Court granted the Motion for Summary Judgment, which was later overturned on appeal. Settlement negotiations continue, and no further legal action has been filed..

On December 23, 2005, Robert C. Guccione filed suit in the Supreme Court of the State of New York, New York County, against iBill and seven other defendants seeking to recover damages for what he claims is an array of misconduct that led to the destruction of his media empire. Only one of the 11 counts of the Complaint is directed against iBill. That count -- for breach of contract -- seeks $15 million in damages for the breach by Charles Samel (a former executive of PHSL Worldwide, Inc. (PHSL), the former owner of iBill) and Jason Galanis (a stockholder of PHSL) of their alleged agreement with Guccione to pay him a $1 million/year consulting fee and assure him continued access to his New York townhouse (which allegedly is valued at $20 million). The Complaint does not allege how iBill contributed to this alleged breach of contract, nor does the Complaint claim that iBill had any contractual relationship of its own with Guccione. On January 27, 2006, the case was removed to the U.S. District Court for the Southern District of New York. iBill’s time to respond to the Complaint was extended to March 30, 2006 by agreement of the parties. The case  has since been  dismissed voluntarily by the plaintiffs

On March 16, 2005, DeluxePass, L.L.C. and DLX Ideas, L.L.C. filed suit against iBill and Intercept, Inc. (a former owner of iBill before PHSL acquired it from Intercept) in the United States District Court for the Southern District of Florida. The Complaint alleges ten counts against iBill --two counts of conversion, two counts of breach of contract, two counts of breach of fiduciary duty, two counts of violation of the Florida Unfair and Deceptive Trade Practices Act, and two counts of civil theft. The factual assertion underlying all of these claims is that iBill collected funds on behalf of the plaintiffs pursuant to a service agreement but has failed to release to plaintiffs funds required to be released under the agreement. iBill answered the Complaint on April 15, 2005. Trial was set for August 28, 2006. However, on May 16, 2006, the parties agreed to a joint stipulation with prejudice in the amount of $1,067,097.

Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. In the aggregate, current pending claims are approximately $450,000. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. At December 31, 2005, we had negotiated approximately $9,700,000 in 627 settlements, with approximately $300,000 pursuant to 36 settlements occurring in the fourth quarter of 2005. The Company has failed to comply with the settlement terms of several of the settlement agreements due to its lack of working capital and has failed to provide answers to certain claims filed by webmasters. The failure to answer was not an intentional refusal to respond, rather it was from the Company’s inability to comply with financial terms of the subject settlement agreements and the Company had no defense to the creditors request for judgment. The failure to provide answers has resulted in default judgments and the failure to comply with settlement agreements resulted in confessions of judgments. As of February 20, 2007, approximately

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

116 lawsuits were pending against the Company, principally within Broward County federal and circuit courts, in an aggregate amount of approximately $52,426,931. Judgments at February 20, 2007 were $8,990,942. We are seeking a buyer for our iBill subsidiary, however, there can be no assurances that we will be able to sell iBill.

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes (Note Holders), of its default related to the terms of our 10% Notes in the total principal amount of $8.0 million. The Company has tendered a settlement offer to the Note Holders. The Company intends to use its best efforts to negotiate a settlement with the Note Holders and emphatically deny the allegation of misrepresentation and reconfirm that the collateral was available at all times, as was represented to the Note Holders. In April 2007, the Note Holders verbally agreed to accept PMG stock in full settlement of this dispute. Currently, we are negotiating the release of the PMG stock from escrow, but there can be no assurances that the escrow agent will comply.

On April 5, 2006, the Superior Court of Fulton County State of Georgia issued an order confirming InterCept, Inc.’s arbitration award against Media Billing, Inc. and iBill in the amount of $5,201,023. The Company appealed the award.

The order arose from a matter relating to Media Billing and iBill operations prior to our acquisition of Media Billing and iBill and related to the original purchase agreement between PHSL and InterCept. Pursuant to the iBill acquisition agreement, PHSL agreed to indemnify us for any claims relating to arising from or in connection with any and all transactions arising out of the membership interest purchase agreement between Media Billing, iBill and InterCept. The Company believes this matter is covered by the indemnification provision and has notified PHSL. The Company will consider the termination of the Series D preferred stock held by PHSL in the event PHSL fails to indemnify the Company for the losses under the order. Upon recording the initial purchase transaction of Media Billing and iBill, the opening balance sheet included a $4 million liability related to this matter. The $4 million appears in accounts payable and accrued expenses on the December 31, 2005 consolidated balance sheet. InterCept has indicated that they will not accept the Series D preferred stock in lieu of payment so the Company could still be financially responsible. However, InterCept notified the Company’s counsel that it would accept a lump-sum payment of $600,000 to settle the case. On May 30, 2006, InterCept filed a motion to require iBill to post a supersedes bond for the arbitration award amount pending the decision in the appeals process. On August 3, 2006, the Court issued an order granting Intercept’s motion to require the Company to post a supersedeas bond. The Company has appealed the decision, and on February 28, 2007, Intercept filed a motion to dismiss our Notice of Appeal.

15.

RELATED PARTY TRANSACTIONS

The amount due to shareholders at December 31, 2006 and December 31, 2005 was $1,601,293 and $714,511. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The majority of the reduction was due to the Company making certain payments on behalf of these shareholders. The Company accrued interest at 18%, the contractual default rate, for the outstanding balances owed to the shareholders. For the year ended December 31, 2006, the Company recorded income expense on these advances of approximately $464,141.

On December 31, 2005, the Company sold all rights to the online auction website http://ibidusa.com to a family member of the Company’s Chief Executive Officer for $6,000. The Company’s Chief Executive Officer disclaims any beneficial ownership in the purchase of the website.

As discussed in Note 14, the Company relocated its office space and entered into a termination agreement with its prior landlord to vacate the premises prior to the completion of the lease term. The negotiations were handled by consultants of the Company who have agreements. The consultants received a $50,000 commission for their assistance in brokering the termination agreement.

On October 1, 2004, we entered into a business consulting services agreement with Gary Spaniak Sr., valued at $125,000 annually for a term of three years, in addition to health insurance benefits. Mr. Spaniak is the father of Gary Spaniak, Jr. our president and a director of our Company.