Form 10QSB
period 2007-03-31
Interactive Brand Development Inc.
filed 2007-05-21
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

3275 W. Hillsboro Blvd., Suite 300

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,644,987 shares of common stock, par value $0.001 per share, at May 1, 2007

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB refer to Interactive Brand Development, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Prepaid assets and other current assets	$43,327	$160,580
Assets of discontinued operations	47,446	47,746
TOTAL CURRENT ASSETS	90,773	208,026
PROPERTY, EQUIPMENT AND IMPROVEMENTS	206,795	256,005
INVESTMENTS:
Penthouse Media Group, Inc.	13,230,418	13,230,418
Interactive Television Networks, Inc.	66,354	1,161,184
Animation cel art	6,531,750	6,531,750

TOTAL ASSETS	$20,126,090	$21,387,683
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$16,381	$58,266
Accounts payable and accrued expenses	5,981,381	4,750,433
Long-term debt, current portion	10,426,923	10,195,278
Due to related parties	1,310,404	1,641,038
Liabilities of discontinued operations	34,001,285	33,683,923
TOTAL CURRENT LIABILITIES	51,736,374	50,328,938
LONG-TERM DEBT, NET OF CURRENT PORTION	4,339,578	4,247,607
OTHER LIABILITIES	22,663	37,779
TOTAL LIABILITIES	56,098,615	54,614,324
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Preferred stock series D, $0.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223	223
Preferred stock series G, $0.001 par value, 45,000 shares authorized, 23,087 shares issued and outstanding	23	23
Common stock, $0.001 par value, 400,000,000 shares authorized, 108,644,988 shares issued and 104,691,263 shares outstanding	108,645	108,645
Treasury stock, 3,953,724 shares, at cost	(328,682)	(328,682)
Additional paid-in capital	25,099,237	25,295,665
Accumulated deficit	(60,851,971)	(58,302,515)
TOTAL SHAREHOLDERS’ DEFICIT	(35,972,525)	(33,226,641)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$20,126,090	$21,387,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET REVENUE	$-	$328,993

OPERATING COSTS AND EXPENSES
Selling, general and administrative	612,324	365,582
Depreciation and amortization	50,160	3,996
Write down of investments	1,094,830	-

TOTAL COSTS AND EXPENSES	1,757,314	369,578

OPERATING LOSS	(1,757,314)	(40,585)

OTHER INCOME (EXPENSE)
Interest expense	(414,774)	(620,215)
Gain on remeasurement of derivatives	8,087	94,851
Other income	18,455	-
TOTAL OTHER EXPENSE	(388,232)	(525,364)
NET LOSS
Continuing operations	(2,145,546)	(565,949)
Discontinued operations	(317,661)	(2,761,198)
	(2,463,207)	(3,327,147)
Dividends on preferred shares	-	(96,250)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,463,207)	$(3,423,397)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	108,644,987	104,515,701
Diluted	285,694,934	285,354,180
NET LOSS PER COMMON SHARE - BASIC
Net loss from continuing operations	$(0.02)	$(0.00)
Net loss from discontinued operations	$(0.00)	$(0.03)
Net loss per common share – basic	$(0.02)	$(0.03)
NET LOSS PER COMMON SHARE - DILUTED
Net loss from continuing operations	$(0.01)	$(0.00)
Net loss from discontinued operations	$(0.00)	$(0.01)
Net loss per common share – diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

 (Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,145,546)	$(565,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on remeasurement of derivatives	(8,087)	(94,851)
Amortization of unamortized discount	127,188	127,188
Dividends declared	(86,250)	(96,250)
Depreciation	50,160	3,996
Write down of investment	1,094,830	-
Gain on termination of lease	-	(178,595)
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	-	(104,771)
Prepaid assets and other assets	117,253	(292,842)
Accounts payable and accrued expenses	1,144,699	734,039
Other liabilities	(585,713)	120,359
Client payouts	-	(66,019)
Net cash used in operating activities	(205,216)	(413,695)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements	(950)	-
Net cash used in investing activities	(950)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable – related parties	248,050	-
Net cash provided by financing activities	248,050	-
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	-	(152,908)
Net cash used in investing activities	-	(95,224)
Net cash provided by financing activities	-	424,589
Net cash provided by discontinued operations	-	176,457

NET INCREASE (DECREASE) IN CASH AND EQUIVILQANTS	41,885	(237,238)
Cash and cash equivalents at beginning of period	(58,266)	254,754

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$(16,381)	$17,516
Non-cash operating, investing and financing activities:
Discount on preferred stock	$196,428	$-
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

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

In connection with the Company’s revised business plan during the fourth quarter of 2004, the Company discontinued operations of its online auctions and sports talk show and in 2005 began to focus on building a presence as a sales, marketing and media holding company in the adult entertainment industry. Several strategic investments were made in connection with the revised business plan. These investments included:

•

On October 19, 2004, we purchased 347,138 Class B shares of Penthouse Media Group, Inc. (“PMG”) formerly, General Media, Inc., representing a 27% non-voting interest in PMG, an established global adult media, entertainment and licensing company.

•

On January 21, 2005, we acquired all of the membership interests in Media Billing, LLC, which owns 100% of the membership interests in iBill, from PHSL Worldwide, Inc. (“PHSL”), in exchange for 330,000 shares of our Series D convertible preferred stock, the conversion of which would result in PHSL owning 49.9% of our fully diluted common stock outstanding.  In July 2005, Media Billing LLC and iBill were amalgamated into iBill Corporation.

•

On March 31, 2005 the Company purchased a 22% minority interest in Interactive Television Networks, Inc. (“ITVN”). ITVN is an emerging provider of Internet Protocol Television (“IPTV”) hardware, programming software and interactive networks.

The Company’s operations in 2005 consisted of providing payment processing and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiary Internet Billing Company, LLC (iBill).

In March 27, 2006, we outsourced our payment processing operations to Etelegate, however, a dispute concerning processing volume arose between the parties in June 2006.  By December 2006, both Companies had abandoned the agreement and lacking an outsourced payment processing service provider, iBill’s operations were discontinued.

The Company’s strategy, going forward, is to maintain passive investments and has discontinued all operations associated with the adult entertainment industry. The Company, will seek business opportunities through a business combination with one or more private companies, in order to promote and restore to sustained profitability. The Company has had no material operations since June 2006.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 audited annual financial statements of Interactive Brand Development, Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2006 annual financial statements.

Operating results for the three months March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

In the absence of additional financing the Company will be unable to satisfy past due obligations. Management believes that the actions presently being taken provide the opportunity to improve liquidity and sustain profitability. However, there are no assurances that management’s plans will be achieved. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Ultimately, the Company must achieve profitable operations if it is to be a viable entity.

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

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less. At various times during the year, the Company will maintain cash balances in excess of the maximum amount insured by the Federal Deposit Insurance Corporation.

Marketable Securities

The Company accounts for investments under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value.

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

Basic and Diluted Net Loss Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic EPS excludes the dilutive effects of options, warrants and other convertible securities.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. All convertible debt and equities were excluded from the computations of diluted net loss per common share for the three months ended March 31, 2007 and 2006, as their effect is anti-dilutive.

 Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Reclassifications

Certain amounts in the March 31, 2006 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation used in the March 31, 2007 consolidated financial statements.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company's future results of operations and financial condition.

3.  DISCONTINUED OPERATIONS - iBill

In December, 2006, the Company announced plans to exit the credit card processing business and discontinue the operations of its iBill subsidiary. The Company intends to sell the business along with any of its associated intellectual property rights, the customer database and the assumption of all remaining outstanding debt obligations. All intangible assets were fully impaired during the third quarter of 2006 and accordingly their carrying value was $0 at December 31, 2006. As of May 15, 2007, the sale of the business is still in negotiations. The decision to exit this business was intended to stem sustained losses associated with a number of lawsuits originating prior to the acquisition of iBill in 2004 and as a result of the Company’s decision to discontinue all operations associated with the adult entertainment industry. The Company intends to focus on acquiring, promoting and restoring troubled enterprises to sustained profitability.

Assets and liabilities to be sold or extinguished were reclassified to current assets and liabilities from discontinued operations, respectively, and consisted of the following as of March 31, 2007:

2007
Current assets from discontinued operations:
Cash	$47,446
Intellectual property (fully impaired)	—
$47,446
Current liabilities from discontinued operations:
Accounts payable and accrued expenses	$8,744,318
Notes payable	9,360,001
Client payouts and other liabilities	15,896,966
$34,001,285

The notes payable amount of $9,360,001 is related primarily to a Letter of Credit (“LOC”) of $3,974,987, Client Settlement Notes (“Client Notes”) of $4,928,476 and a revolving promissory note (“Takeley Note”) of $456,889.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  DISCONTINUED OPERATIONS – iBill (Cont’d)

LOC - On December 31, 2004, iBill obtained a letter of credit (LOC) from IIG Trade Opportunities Fund (IIG) in the amount of $2.1 million to be used for working capital. Effective December 5, 2005, the Company executed an amended and restated promissory note with IIG. The amended note increases the Company’s line of credit with IIG from $2.1 million to $6 million. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. As of March 31, 2007, the Company had made no further draws on the LOC.

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

Client Notes - During the second quarter of 2005, the Company issued notes payables to various iBill clients, to settle past due amounts owed. The Client Notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in full with accrued interest in two years. The Client Notes can be paid, at the Company’s sole discretion at any time following ninety (90) days from the execution of the note, either 100% in cash or 50% in cash and 50% in restricted stock. The Company had an outstanding balance of $4,928,476 and accrued unpaid interest of $288,909 on Client Notes at March 31, 2007.

Takeley Note - On July 14, 2005, IBD’s wholly-owned subsidiary, iBill entered into a credit and security agreement with Takeley Investments Ltd.(“Takeley”). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $456,889 is outstanding as of December 31, 2006. The note bears interest at 15% per annum and is due July 31, 2006. The note is currently being extended. The Company had accrued unpaid interest on the note of approximately $125,006 at March 31, 2007.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.  DISCONTINUED OPERATIONS – iBill (Cont’d)

The carrying value of assets from discontinued operations was adjusted by non-cash impairment charges in fiscal 2006 and 2005. Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Discontinued operations, net for three months ended March 31, 2007 and 2006, consist of the following:

	2007	2006
Revenues	$0	$909,607
Net loss before impairment charges:
Loss from operations	$(99,463)	$(2,592,330)
Other income (expense) and impairment charges:
Gain on remeasurement of derivatives
Fixed asset write-down, net	(0)	—
Interest expense, net	(222,280)	(171,681)
Other income	4,082	2,813
Severance costs	—	—
One-time termination benefits	—	—
Loss from discontinued operations, net	$(317,661)	$(2,761,198)

No tax provision (benefit) was recorded on discontinued operations in the three months ended March 31, 2007 or 2006. The Company expects to incur minor ongoing operating losses but these are not expected to be material to the results of operations or to the Company’s financial position.

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

As the Company’s investment in PMG is a significant percentage of its total assets, the Company requested but was unable to obtain PMG’s audited financial statements for the years ended December 31, 2006 and 2005, or other relevant information. The Company was provided with PMG’s unaudited interim financial statements for the three months ended March 31, 2006, which indicates continued operating losses. The Company has based its carrying value for its investment in PMG on recent stock based transactions entered into or proposed by PMG. Accordingly, the Company has revalued the carrying value of its investment in PMG to $13,230,418 at December 31, 2006 and correspondingly recorded an impairment charge of $8,984,527 for the fiscal year ended December 31, 2006.  As of March 31, 2007 the carrying value of  the investment in PMG was $13,230,418.

 INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  INVESTMENTS IN PMG AND ITVN (Cont’d)

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

ITVN shares are a thinly traded security, over the counter under the symbol, “ITTV”. Management has determined that there was a permanent erosion in the market value of this investment and accordingly has charged $3,691,040 to operations resulting in a carrying value of $1,161,184 at December 31, 2006.  The share price of ITVN continued to erode during the first quarter of 2007 and accordingly, the Company has charged an additional $1,094,830 to operations resulting in a carrying value of $66,354 at March 31, 2007.

General

The Company reports its investments in PMG and ITVN under the cost method of accounting. Accordingly, the investments in PMG and ITVN were initially reflected on the consolidated balance sheet at their initial costs.  The Company recognizes income only to the extent it receives cash distributions. Temporary unrealized decreases in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment review, unless circumstances or events arise in the interim that would indicate the investment might be impaired. When such circumstances or events arise, the Company performs an abbreviated impairment review quarterly.  Based on the 2007 quarterly impairment review, as discussed above, the Company determined that its investment in ITVN was impaired by $1,094,830, resulting in a carrying value of $66,354 at March 31, 2007.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.  INVESTMENT IN CEL ART

Over the past several years, the Company has invested in animation art, other wise known as cel art. Cel is short for celluloid, which refers to the acetate material on which the animated figure is painted. This venue of collectible art was legitimized in 1984 when a former Disney Studio employee auctioned his private collection of cel art at Christies. The Company has acquired a portion of its animation cel art and related intellectual property through the issuance of common stock. Paragraph 8 of SFAS 123(R) states that when goods or services are received for the issuance of equity instruments they should be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management determined that the fair value of the inventory was more reliably measure of value. During 2006, the Company distributed approximately $317,200 in samples that were never returned. Accordingly the Company has written down its investment in cel art at December 31, 2006 to $6,531,750, which remains the carrying value at March 31, 2007.

The Company has no immediate plans to sell its cel art collection, however it is available to be sold at the prevailing market, if needed. Temporary unrealized decreases in value would be reported as other comprehensive income or loss, and other than temporary unrealized decreases in value would be expensed as incurred. Management performs an annual impairment, unless circumstances or events arise that would indicate the cel art might be impaired. Management does not believe a provision for loss or write-down of the cel art value is necessary, based on the results of the analysis performed by an independent appraiser contracted by the Company. The consultant reviewed a variety of factors, including recent sales in the market place.

The cost of insuring these cels was not financially feasible. The Company has created a secure designated area in its headquarters in Deerfield Beach to store the collection. The Company has taken many measures to fireproof this area. A monitored fire and security system and surveillance cameras have been installed.

6.  PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consist of the following:

March 31, 2007
Computer equipment	$120,427
Office equipment	12,750
Software	1,390
Furniture and fixtures	118,796
Leasehold improvements	25,625
278,988
Less accumulated depreciation	(72,193)
$206,795

Depreciation expense for the three months ended March 31, 2007 and 2006 was $50,160 and $3,996, respectively. A substantial portion of the fixed assets reported in prior years have been disposed of as part of the discontinued operations of iBill.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  LONG-TERM DEBT

As of March 31, 2007, long-term debt consisted of the following:

10% Convertible Notes	$9,525,000
Series E preferred stock	3,500,000
Series F preferred stock	3,450,000
Series H preferred stock	400,000
Total long-term debt	16,875,000
Less: current maturities	(10,426,923)
Less: unamortized discount, net	(2,108,499)
Total long-term debt, net of current portion	$4,339,578

The unamortized discount, net, of $2,108,499 is comprised of the following and will be amortized over the periods indicated:

10% Convertible Notes (5 years)	$1,399,060
Series E preferred stock (3 years)	514,422
Series F preferred stock (5 years)	1,149,017
Series H preferred stock (5 years)	(954,000)
Unamortized discount	$2,108,499

 Scheduled maturities of long-term debt as of March 31, 2007 are as follows:

2007	$9,525,000
2008	0
2009	7,350,000
2010	0
2011 and thereafter	0
Total	$16,875,000

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  LONG-TERM DEBT (CONT’D)

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

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes, of default by the Company related to the terms of the Company’s 10% Notes in the total principal amount of $8.0 million. The Company and the Note Holders have agreed to settlement terms and have executed the appropriate settlement documents. However, the senior lender IIG has not approved the settlement.   The Company intends to use its best efforts to negotiate the execution of the final settlement agreement with the Note Holders. As the Company was notified that it was in default, per the terms of the 10% Notes, the Company was required to pay additional interest during the default period. As of March 31, 2007, the Company had accrued unpaid interest on the 10% Notes of approximately $2,346,854 and it was recorded in accounts payable and accrued expenses on the consolidated balance sheet.

The Series E, F and H preferred stocks have been classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company’s common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder’s request in cash. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company initially bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and changes in the fair value are being charged or credited to income on a quarterly basis. During the three months ended March 31, 2007, the Company recorded a gain from the remeasurement of derivatives of $8,087.

As of March 31, 2007, convertible features of financial instruments is comprised of the following:

10% Convertible Notes	$13,153
Series E preferred stock	4,746
Series F preferred stock	4,764
Convertible features of financial instruments	$22,663

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  PREFERRED STOCK

Series D - The Company issued Series D convertible preferred stock (“Series D”) in connection with its acquisition of iBill. The Series D shares are senior to common shares and are not entitled to receive dividends. Series D shares convert to 49.9% of the fully diluted common stock shares at the date of conversion. During 2005, 107,412 shares of Series D were converted into 32,706,065 shares of common stock. During first quarter of 2007 no shares were converted.

Series E - The Company raised $3.5 million from the sale of 35,000 shares of its Series E 6% convertible preferred stock (“Series E”) to Monarch Pointe Fund LP (“Monarch”). The Series E stockholders were also issued warrants to purchase approximately 430,504 shares of common stock at an exercise price equal of $3.00 per share. The Series E shares rank senior to the Company’s common shares, Series C preferred stock and Series G preferred stock; and are entitled to 6% dividends when and as declared by the Board of Directors. Series E are convertible, at the option of the holder, into common stock at the lesser of $3.00 (“Floor Price”) or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion. In the event the Series E Conversion Price is less than the Floor Price, the holders are entitled to receive additional shares of common stock equal to an adjusted floor price of $0.50. Series E convert to a maximum of 7,000,000 shares of common stock. Series E is classified as long-term debt (see Note 11), net of the amounts allocated to the derivative financial instrument and warrants attached thereto. The amortization of the discount on Series E is charged to additional paid-in-capital – stock.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  PREFERRED STOCK (CONT’D)

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

9.  COMMITMENTS AND CONTINGENCIES

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  COMMITMENTS AND CONTINGENCIES (Cont’d)

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

CMI seeks damages of $5.25 million, plus liquidated damages in the amount of $65,000 for each month, or portion thereof, that IBD allegedly failed to amend its Certificate of Incorporation after December 31, 2004, plus accrued and unpaid dividends on the Series F Stock, reimbursement for the costs and expenses incurred by CMI in seeking to enforce its alleged rights as a holder of the Series F Stock, interest, foreclosure on the shares of Penthouse Media Group, Inc. common stock that are held as collateral pursuant to the Pledge Agreement, and an accounting of all collateral alleged to have been improperly transferred by Media Billing and iBill. Currently, the Company is continuing its negotiations with CMI to reach a settlement of this matter, although no assurances can be made that a settlement will be reached. On March 27, 2006, CMI II moved for summary judgment with respect to its causes of action against the Company. The Court granted the Motion for Summary Judgment, which was later overturned on appeal. Settlement negotiations continue, and no further legal action has been filed.

On December 23, 2005, Robert C. Guccione filed suit in the Supreme Court of the State of New York, New York County, against iBill and seven other defendants seeking to recover damages for what he claims is an array of misconduct that led to the destruction of his media empire. Only one of the 11 counts of the Complaint is directed against iBill. That count -- for breach of contract -- seeks $15 million in damages for the breach by Charles Samel (a former executive of PHSL Worldwide, Inc. (PHSL), the former owner of iBill) and Jason Galanis (a stockholder of PHSL) of their alleged agreement with Guccione to pay him a $1 million per year consulting fee and assure him continued access to his New York townhouse (which allegedly is valued at $20 million). The Complaint does not allege how iBill contributed to this alleged breach of contract, nor does the Complaint claim that iBill had any contractual relationship of its own with Guccione. On January 27, 2006, the case was removed to the U.S. District Court for the Southern District of New York. iBill’s time to respond to the Complaint was extended to March 30, 2006 by agreement of the parties. The case  has since been  dismissed voluntarily by the plaintiffs.

On March 16, 2005, DeluxePass, L.L.C. and DLX Ideas, L.L.C. filed suit against iBill and Intercept, Inc. (a former owner of iBill before PHSL acquired it from Intercept) in the United States District Court for the Southern District of Florida. The Complaint alleges ten counts against iBill - two counts of conversion, two counts of breach of contract, two counts of breach of fiduciary duty, two counts of violation of the Florida Unfair and Deceptive Trade Practices Act, and two counts of civil theft. The factual assertion underlying all of these claims is that iBill collected funds on behalf of the plaintiffs pursuant to a service agreement but has failed to release to plaintiffs funds required to be released under the agreement. iBill answered the Complaint on April 15, 2005. Trial was set for August 28, 2006. However, on May 16, 2006, the parties agreed to a joint stipulation with prejudice in the amount of $1,067,097.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.  COMMITMENTS AND CONTINGENCIES (CONT’D)

Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. In the aggregate, current pending claims are approximately $450,000. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. At December 31, 2005, we had negotiated approximately $9,700,000 in 627 settlements, with approximately $300,000 pursuant to 36 settlements occurring in the fourth quarter of 2005. The Company has failed to comply with the settlement terms of several of the settlement agreements due to its lack of working capital and has failed to provide answers to certain claims filed by webmasters. The failure to answer was not an intentional refusal to respond, rather it was from the Company’s inability to comply with financial terms of the subject settlement agreements and the Company had no defense to the creditors request for judgment. The failure to provide answers has resulted in default judgments and the failure to comply with settlement agreements resulted in concessions of judgments. As of February 20, 2007, approximately 116 lawsuits were pending against the Company, principally within Broward County federal and circuit courts, in an aggregate amount of approximately $52,426,931. Judgments at February 20, 2007 were $8,990,942. We are seeking a buyer for our iBill subsidiary, however, there can be no assurances that we will be able to sell iBill.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.  RELATED PARTY TRANSACTIONS

The amount due to shareholders at March 31, 2007 and 2006 was $1,889,088 and $627,938, respectively. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The majority of the reduction was due to the Company making certain payments on behalf of these shareholders. The Company accrued interest at 18%, the contractual default rate, for the outstanding balances owed to the shareholders. For the three months ended March 31, 2007, the Company recorded expense on these advances of approximately $414,774.

11.  SUBSEQUENT EVENTS

Effective April 17, 2007, Gary Spaniak Jr. resigned as the Company’s President.  Steve Markely will assume Mr. Spaniak’s responsibilities as President.

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

•

Not an “Investment Company”.  This section discusses the Company’s future business focus and strategy regarding potential acquisition targets and business combinations..

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2007 relative to the comparative prior period presented in the accompanying consolidated statements of operations.

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements as of March 31, 2007.

Overview

The Company suspended its operations of iBill in December 2006, and during the first three months of 2007 maintained its passive investments while seeking a candidate for a business combination.

The Company’s strategy going forward is to maintain passive investments but to discontinue all operations associated with the adult entertainment industry. The Company will seek business opportunities through a business combination with one or more private companies, which we will promote and restore to sustained profitability as determined. The Company has had no material operations since June 2006.

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

In addition to our operations, we have made the following strategic investments:

•

A minority non-voting interest in Penthouse Media Group, Inc. (“PMG”), an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

•

A minority interest in Interactive Television Networks, Inc., formerly XTV, Inc. Interactive Television Networks (“ITVN”) is an emerging provider of Internet Protocol Television (“IPTV”) hardware, programming software and interactive networks.

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

Recent Accounting Pronouncements

Fair Value Option for Financial Assets

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company's future results of operations and financial condition.

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 (“Q1 2007”) to the Three Months Ended March 31, 2006 (“Q1 2006”)

Revenues. Revenues from continuing operations decreased $328,993 (100.0%) to $0 for Q1 2007 compared to $328,993 for Q1 2006. As described above we discontinued our credit card processing subsidiary iBill operations.  iBill’s revenues of $0 for Q1 2007 and $909,607 for Q1 2006 are reported as discontinued operations for both reporting periods. Revenues from continuing operations for consisted primarily of service fees.

Operating costs and expenses. Operating costs expenses from continuing operations increased $1,387,736 (375.5%) to $1,757,314 for Q1 2007 compared to $369,578 for Q1 2006. As described above we discontinued our credit card processing subsidiary iBill operations.  iBill’s operating costs and expenses of $99,463 for Q1 2007 and $3,501,937 for Q1 2006 are reported as discontinued operations for both reporting periods.  Q1 2007 operating costs and expenses from continuing operations includes of $1,094,830 write down in the investment to their realizable value.  Q1 2007 operating costs and expenses from continuing operations consists primarily of salary and legal and professional fees.

Other income. Other income from continuing operations decreased $137,132 (26.1%) to $388,232 expense for Q1 2007 compared to $525,364 espense for Q1 2006.  As described above we discontinued our credit card processing subsidiary iBill operations.  iBill’s other expense of $218,198 for Q1 2007 and $168,868 for Q1 2006 are reported as discontinued operations for both reporting periods.  Other income consisted of interest expense on borrowings of $414,774 for Q1 2007 compared to interest expense on borrowings of $620,215 for Q1 2006.

Net loss from continuing operations. Net loss from continuing operations increased $1,579,597 to $2,145,546 for Q1 2007 compared to $565,949 for Q1 2006, primarily for the reasons discussed above, the most significant of which was the write down of investments.

Net loss applicable to common shares. Net loss applicable to common shares decreased $960,190 to $2,463,207 for Q1 2007 compared to $3,423,397 for Q1 2006 primarily associated with the  decreased loss from discontinued operations partially offset by the write down in investments.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

At March 31, 2007, we had a bank overdraft of $16,381 and a working capital deficit of $51,559,351. Further, the Company increased cash by $41,885 from its continuing operations, primarily associated with advances received from its related parties and credit extended by its vendors.

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

During Q1 2007, we met our financing needs through advances received from related parties and credit extended by our vendors.

On July 14, 2005, iBill entered into a credit and security agreement with Takeley Investments Ltd. (Takeley). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $456,889 is outstanding as of March 31, 2007. The note bears interest at 15% per annum and was due July 31, 2006. The Company has reached a verbal agreement to extend the note until July 31, 2007.  As additional consideration for entering into the credit and security agreement, we issued Takeley a common stock purchase warrant to purchase 1,000,000 shares of common stock of IBD, exercisable at $0.33 per share at any time prior to July 14, 2010.

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2007:

		Payments due by Period
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations	$14,766,501	$10,842,510	$3,923,991	$-	$-
Operating leases	1,158,491	281,180	579,083	298,228	-
Contractual obligations	$15,924,992	$11,123,690	$4,503,074	$298,228	$-

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer who is also the Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer concluded that although there were no indications that our controls and procedures were not effective as of the end of the period covered by this report, due to the lack of segregation of duties as a result of both our limited support staff and the concentration of executive authority in one individual, which results from the resignation of Gary Spaniak, Jr as President effective April 17, 2007, our system of controls and procedures is inherently weakened.

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

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls

No changes in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  Subsequent to the period covered by this report, Gary Spaniak Jr. resigned as the Company’s President effective April 17, 2007.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

During the period covered by this report there have been no material developments under the legal proceedings disclosed under Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

On December 20, 2005, the Company received notice from a representative of 15 of the 17 holders of the 10% Notes (Note Holders), of its default related to the terms of our 10% Notes in the total principal amount of $8.0 million. The Company has tendered a settlement offer to the Note Holders. The Company has negotiated a verbal settlement with the Note Holders and emphatically denies the allegation of misrepresentation and reconfirm that the collateral was available at all times, as was represented to the Note Holders.

On May 1, 2006, the Company received notice from IIG, of default by the Company related to the terms of the Company’s amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $144,000 in cash held in escrow by IIG). The Company disputes that a default has occurred, as it believes that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note.  Further, the Company believes that IIG has violated terms of the LOC in that among other things it failed to fully fund its obligation under the LOC. At March 31, 2007, the Company had negotiated a verbal agreement to settle with IIG for PMG stock and cel art.

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

Interactive Brand Development, Inc.

Dated: May 18, 2007	By:	/s/ STEVE MARKLEY
Steve Markley
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer