Form 10QSB/A
period 2007-03-31
Interactive Brand Development Inc.
filed 2007-05-31
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

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

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Prepaid assets and other current assets	$43,327	$160,580
Assets of discontinued operations	47,446	47,746
TOTAL CURRENT ASSETS	90,773	208,326
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	206,795	256,005
INVESTMENTS:
Animation cel art	6,531,750	6,531,750
Penthouse Media Group, Inc.	13,230,418	13,230,418
Interactive Television Networks, Inc.	66,354	1,161,184

TOTAL ASSETS	$20,126,090	$21,387,683
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$16,381	$58,266
Accounts payable and accrued expenses	5,981,381	4,750,433
Long-term debt, current portion	10,426,923	10,195,278
Due to related parties	1,310,404	1,641,038
Liabilities of discontinued operations	34,001,285	33,683,923
TOTAL CURRENT LIABILITIES	51,736,374	50,328,938
LONG-TERM DEBT, NET OF CURRENT PORTION	4,339,578	4,247,607
OTHER LIABILITIES	22,663	37,779
TOTAL LIABILITIES	56,098,615	54,614,324
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Preferred stock series D, $0.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223	223
Preferred stock series G, $0.001 par value, 45,000 shares authorized, 23,087 shares issued and outstanding	23	23
Common stock, $0.001 par value, 400,000,000 shares authorized, 108,644,988 shares issued and 104,691,263 shares outstanding	108,645	108,645
Treasury stock, 3,953,724 shares, at cost	(328,682)	(328,682)
Additional paid-in capital	25,099,237	25,295,665
Accumulated deficit	(60,851,971)	(58,302,515)
TOTAL SHAREHOLDERS’ DEFICIT	(35,972,525)	(33,226,641)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$20,126,090	$21,387,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET REVENUE	$—	$328,993

OPERATING COSTS AND EXPENSES
Selling, general and administrative	612,324	365,582
Depreciation and amortization	50,160	3,996
Write down of investments	1,094,830	—

TOTAL COSTS AND EXPENSES	1,757,314	369,578

OPERATING LOSS	(1,757,314)	(40,585)

OTHER INCOME (EXPENSE)
Interest expense	(414,774)	(620,215)
Gain on remeasurement of derivatives	8,087	94,851
Other income	18,455	—
TOTAL OTHER EXPENSE	(388,232)	(525,364)
NET LOSS
Continuing operations	(2,145,546)	(565,949)
Discontinued operations	(317,661)	(2,761,198)
	(2,463,207)	(3,327,147)
Dividends on preferred shares	(86,250)	(96,250)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,549,457)	$(3,423,397)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	108,644,987	104,515,701
Diluted	285,694,934	285,354,180
NET LOSS PER COMMON SHARE - BASIC
Net loss from continuing operations	$(0.02)	$(0.00)
Net loss from discontinued operations	$(0.00)	$(0.03)
Net loss per common share – basic	$(0.02)	$(0.03)
NET LOSS PER COMMON SHARE - DILUTED
Net loss from continuing operations	$(0.01)	$(0.00)
Net loss from discontinued operations	$(0.00)	$(0.01)
Net loss per common share – diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,145,546)	$(565,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on remeasurement of derivatives	(8,087)	(94,851)
Amortization of unamortized discount	127,188	127,188
Dividends declared	(86,250)	(96,250)
Depreciation	50,160	3,996
Write down of investment	1,094,830	—
Gain on termination of lease	—	(178,595)
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	—	(104,771)
Prepaid assets and other current assets	117,253	(292,842)
Accounts payable and accrued expenses	1,230,950	734,039
Other liabilities	(585,713)	120,359
Client payouts	—	(66,019)
Net cash used in operating activities	(205,215)	(413,695)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements	(950)	—
Net cash used in investing activities	(950)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable – related parties	248,050	—
Net cash provided by financing activities	248,050	—
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	—	(152,908)
Net cash used in investing activities	—	(95,224)
Net cash provided by financing activities	—	424,589
Net cash provided by discontinued operations	—	176,457

NET INCREASE (DECREASE) IN CASH AND EQUIVILQANTS	41,885	(237,238)
Cash and cash equivalents at beginning of period	(58,266)	254,754

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$(16,381)	$17,516
Non-cash operating, investing and financing activities:
Discount on preferred stock	$196,428	$—
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

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

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2007:

		Payments due by Period
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations	$14,766,501	$10,842,510	$3,923,991	$—	$—
Operating leases	1,158,491	281,180	579,083	298,228	—
Contractual obligations	$15,924,992	$11,123,690	$4,503,074	$298,228	$—

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

Interactive Brand Development, Inc.

Dated: May 31, 2007	By:	/s/ STEVE MARKLEY
Steve Markley
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer