Form 10QSB
period 2007-06-30
Interactive Brand Development Inc.
filed 2007-08-20
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

______________

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

———————

INTERACTIVE BRAND DEVELOPMENT, INC.

(Name of small business issuer specified in its charter)

———————

Delaware	0-20958	86-0519152
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

5933 W. Hillsboro Blvd.

Parkland, FL 33067

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,644,987 shares of common stock, par value $0.001 per share, at August 15, 2007

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB means Interactive Brand Development, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Prepaid assets and other current assets	$40,209	$160,580
Assets of discontinued operations	47,446	47,746
TOTAL CURRENT ASSETS	87,655	208,326

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	169,677	256,005

INVESTMENTS:
Animation Cel art	6,531,750	6,531,750
Penthouse Media Group, Inc.	13,230,418	13,230,418
Interactive Television Networks, Inc.	66,354	1,161,184

TOTAL ASSETS	$20,085,855	$21,387,683

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$18,377	$58,266
Accounts payable and accrued expenses	6,740,960	4,750,433
Long term debt, current portion	10,658,568	10,195,278
Due to related parties	1,556,641	1,641,038
Liabilities of discontinued operations	34,182,071	33,683,923
TOTAL CURRENT LIABILITIES	53,156,617	50,328,938

LONG TERM DEBT, NET OF CURRENT PORTION	4,431,549	4,247,607
OTHER LIABILITIES	14,576	37,779
TOTAL LIABILITIES	57,602,742	54,614,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock series D, $.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223	223
Preferred stock series G, $.001 par value, 45,000 shares authorized, 23,087 shares issued and outstanding	23	23
Common stock $.001 par value, 400,000,000 shares authorized, 108,644,987 shares issued and 104,691,263 shares outstanding	108,645	108,645
Treasury stock, 3,953,724 shares at cost	(328,682)	(328,682)
Additional paid-in capital	24,902,809	25,295,665
Accumulated deficit	(62,199,906)	(58,302,515)
TOTAL SHAREHOLDERS' DEFICIT	(37,516,888)	(33,226,641)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$20,085,855	$21,387,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET REVENUE	$—	$(0)	$—	$328,993

OPERATING COSTS AND EXPENSES
Selling, general and administrative	694,865	1,380,621	1,307,188	1,746,203
Depreciation and amortization	45,587	3,996	95,747	7,992
Write down of investments	—	—	1,094,830	—

TOTAL COSTS AND EXPENSES	740,451	1,384,617	2,497,765	1,754,195

OPERATING LOSS	(740,451)	(1,384,617)	(2,497,765)	(1,425,202)

OTHER INCOME (EXPENSE)
Interest expense	(444,640)	(461,556)	(859,414)	(1,078,977)
Gain on remeasurment of derivatives	8,087	371,295	16,174	466,146
Other income	9,856	(74,462)	28,311	(74,462)

	(426,698)	(164,723)	(814,929)	(687,293)

NET LOSS
Continuing operations	(1,167,149)	(1,549,340)	(3,312,694)	(2,112,495)
Discontinued operations	(180,787)	(1,412,725)	(498,448)	(4,173,923)

	(1,347,936)	(2,962,065)	(3,811,142)	(6,286,418)
Dividends on preferred shares	—	(96,250)	(86,250)	(192,500)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,347,936)	$(3,058,315)	$(3,897,392)	$(6,478,918)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	108,644,987	105,668,558	108,644,987	105,092,130
Diluted	289,648,658	286,561,700	285,694,934	285,957,940

NET LOSS PER COMMON SHARE - BASIC
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Net loss from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.04)
Net loss per common share - basic	$(0.01)	$(0.03)	$(0.04)	$(0.06)

NET LOSS PER COMMON SHARE - DILUTED
Net loss from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Net loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share - diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,312,694)	$(2,115,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on remeasurement of derivatives	(16,174)	(466,146)
Dividends declared	(86,250)	(192,500)
Amortization of unamortized discount	254,376	450,804
Depreciation	95,747	7,992
Write down of investment	1,094,830	—
Gain on termination of lease	—	(178,595)
Stock issued for services	—	6,577
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	—	519,319
Prepaid assets and other current assets	120,371	(283,367)
Accounts payable and accrued expenses	1,990,528	1,399,203
Other liabilities	(7,029)	(14,094,959)
Client payouts	—	(66,019)
Net cash used in operating activities	133,705	(15,012,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements	(9,419)	—
Net cash used in investing activities	(9,419)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - related parties	(84,397)	—
Net cash provided by investing activities	(84,397)	—

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	0	14,520,940
Net cash used in investing activities	—	(178,015)
Net cash provided by financing activities	—	492,682
Net cash provided by discontinued operations	0	14,835,608

NET (DECREASE) INCREASE IN CASH AND EQUIVILANTS	39,889	(177,372)
Cash and cash equiviliants at beginning of the period	(58,266)	254,754

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$(18,377)	$77,382

Non-cash operating, investing and financing activities:
Discount on preferred stock	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Interactive Brand Development, Inc. (“IBD”, “the Company” or “the Corporation”), a Delaware corporation, has discontinued its operations following a judgment against it by CMI II, LLC (CMI), an affiliate of Castlerigg Master Investments Limited and a holder of shares of IBD’s Series F Convertible Redeemable Secured Preferred stock (Series F Stock). The judgment was for $7 million. CMI brought suit against IBD and its wholly owned direct and indirect subsidiaries, Media Billing Company, LLC (Media Billing) and iBill, in the Supreme Court of the State of New York, New York County for damages arising out of alleged breaches (i) by IBD of various provisions of a Subscription Agreement pursuant to which CMI purchased the Series F Stock, (ii) by IBD of the IBD Certificate of Designation of Preferences and Rights of the Series F Stock, and (iii) by Media Billing and iBill of an Unconditional and Irrevocable Guaranty to guaranty both the payment and performance of all of IBD’s obligations to CMI. CMI also seeks redemption of the Series F Stock.

Additionally, the Company’s cel art, a significant asset, has been foreclosed upon by Note Holders that had filed Uniform Commercial Code statements in 2004, collateralizing their loans with the cel art.

The Company is authorized under its Articles of Incorporation to issue and have outstanding at any one time 400 million shares of common stock par value $0.001 per share.

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

The Company’s operations in 2005 consisted of providing payment processing and client portfolio management services primarily to domestic and international clients in the adult entertainment industry through its wholly owned subsidiary Internet Billing Company, LLC (iBill). iBill offerings the following services:

•

Credit card and stored value card payment processing services to Internet merchants and as an intermediary “aggregator” that aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.

•

Online check payment processing services to Internet merchants. iBill’s Web Merchants offer consumers the ability to purchase online goods and services by authorizing a direct debit, via the Automated Clearing House System, (referred to as ACH) to the consumer’s checking account.

•

Telephone billing payment services to Internet merchants. iBill’s Web Merchants offer consumers the ability to purchase online goods and services by authorizing a charge on their telephone bill.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Organization (Cont’d)

On March 27, 2006, we outsourced our payment processing operations to Etelegate, however, a dispute concerning processing volume arose between the parties in June 2006. By December 2006, both Companies had abandoned the agreement and lacking an outsourced payment processing service provider, iBill’s operations were discontinued.

On August 13, 2007, a public auction was held after note holders of the Company foreclosed on collateral securing notes they held. The notes were collateralized by the Company’s cel art, totaling $6,531,750. The note holders filed information statements in 2004, pursuant to compliance with the Uniform Commercial Code of Florida.

On August 15, 2007, the Company received notice that CMI was granted a judgment of $7 million against the Company.

The Company’s strategy, going forward, had been to maintain passive investments but to discontinue all operations associated with the adult entertainment industry. The Company intended to seek business opportunities through a business combination with one or more private companies, which would have been promoted and restored to sustained profitability. However, in light of the recent judgment against it by CMI, the Company has ceased operations. The Company has had no material operations since June 2006. In August 2007, an asset of the Company, its cel art, was foreclosed upon by note holders who conducted a public auction to reduce the debt.

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

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 audited annual financial statements of Interactive Brand Development, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006 annual financial statements.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Impairment of Long-Lived Assets

The Company follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”). The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the lowest levels for which there are identifiable cash flows. If this review indicates that an asset’s carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value. At December 31, 2006, the Company’s management believes there is no impairment of its long-lived assets, other than the aforementioned impairment for goodwill and intangible assets recorded in connection with iBill’s discontinued operations. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Derivative Financial Instruments (Cont’d)

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

Warrants

The Company issues warrants to purchase the Company’s common stock in conjunction with debt and some preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock (“EITF 00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital – warrants.

Revenue Recognition

Prior to discontinuing operations, the Company’s service revenues primarily represent service fees charged to its clients that are based on a percentage of the gross value of the transactions processed (less any refunds or credits) by the Company on its clients’ behalf. The Company manages the collection process for the gross amount of the transactions processed on its clients’ websites, but the Company is not responsible for fulfilling the obligation of the transaction and does not have any credit risk associated with the end consumer. In determining our revenue reporting the Company follows the requirements of the FASB’s EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). The Company has concluded that it should report revenue net for the fee earned in the transactions processed because of the near absence of gross reporting indicators and the presence of persuasive net reporting indicators as specified in EITF No. 99-19. The webmaster, and not the Company, is the primary obligor to the customer, a strong indicator that revenue should be reported net. The Company has no fulfillment or customer service role with respect to delivery of the products ordered or their acceptability. The Company has no latitude or control over the prices charged to the customers and earns a fixed amount from each transaction. The sole indicator of gross reporting is that the Company assumes credit risk for the amounts billed on customer credit cards and that risk is mitigated by controls in place that allow the webmaster to provide access to the product ordered only after approval of the credit card charge, delayed remittance of sale proceeds to the webmaster and the 10% hold-back reserves held for a six-month period. The Company recognizes service fee revenue when the transactions are processed and approved by the credit card and other payment processors. The Company’s other revenues primarily represent additional fees charged to its clients for chargebacks and other processing costs.

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”), which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

2.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 15”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material impact on our consolidated financial condition, results of operations or cash flows.

Fair Value Option for Financial Assets

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

3.

DISCONTINUED OPERATIONS - iBill

In December, 2006, the Company announced plans to exit the credit card processing business and discontinue the operations of its iBill subsidiary. The Company intended to sell the business along with any of its associated intellectual property rights, the customer database and the assumption of all remaining outstanding debt obligations. To date, no such sale has materialized. All intangible assets were fully impaired during the third quarter of 2006 and accordingly their carrying value was $0 at December 31, 2006. The decision to exit this business was intended to stem sustained losses associated with a number of lawsuits originating prior to the Companies acquisition of the subsidiary in 2004 and as a result of the Company’s new focus to discontinue all operations associated with the adult entertainment industry. The Company’s intent to return to a traditional focus on acquiring, promoting and restoring troubled enterprises to sustained profitability did not materialize as anticipated, and all operations have been discontinued subsequent to a $7 million judgment being entered against the Company, and the seizure and sale of the cel art, a material asset that had collateralized Notes on which the Company defaulted.

Assets and liabilities to be sold or extinguished were reclassified to current assets and liabilities from discontinued operations, respectively, and consisted of the following as of March 31, 2007:

2007
Current assets from discontinued operations:
Cash	$47,446
Intellectual property (fully impaired)	—
$47,446
Current liabilities from discontinued operations:
Accounts payable and accrued expenses	$5,711,917
Notes payable	9,360,053
Client payouts and other liabilities	19,110,101
$34,182,071

The notes payable amount of $9,360,053 is related primarily to a Letter of Credit (“LOC”) of $3,974,987, Client Settlement Notes (“Client Notes”) of $4,928,476 and a revolving promissory note (“Takeley Note”) of $456,889.

LOC - On December 31, 2004, iBill obtained a letter of credit (LOC) from IIG Trade Opportunities Fund (IIG) in the amount of $2.1 million to be used for working capital. Effective December 5, 2005, the Company executed an amended and restated promissory note with IIG. The amended note increases the Company’s line of credit with IIG from $2.1 million to $6 million. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. As of June 30, 2007, the Company had made no further draws on the LOC.

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

Client Notes - During the second quarter of 2005, the Company issued notes payables to various iBill clients, to settle past due amounts owed. The Client Notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in full with accrued interest in two years. The Client Notes can be paid, at the Company’s sole discretion at any time following ninety (90) days from the execution of the note, either 100% in cash or 50% in cash and 50% in restricted stock. The Company had an outstanding balance of $4,928,476 and accrued unpaid interest of $288,909 on Client Notes at June 30, 2007.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

3.

DISCONTINUED OPERATIONS – iBill (CONT’D)

Takeley Note - On July 14, 2005, IBD’s wholly-owned subsidiary, iBill entered into a credit and security agreement with Takeley Investments Ltd.(“Takeley”). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $456,889 is outstanding as of June 30, 2007. The note bears interest at 15% per annum and is due July 31, 2006. The note is currently being extended. The Company had accrued unpaid interest on the note of approximately $125,006 at June 30, 2007.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

4.

INVESTMENTS IN PMG AND ITVN (CONT’D)

Investment in PMG (Cont’d)

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

As the Company’s investment in PMG is a significant percentage of its total assets, the Company requested but was unable to obtain PMG’s audited financial statements for the years ended December 31, 2006 or 2005or other relevant information. The Company was provided with PMG’s unaudited interim financial statements for the three months ended March 31, 2006, which indicates continued operating losses. The Company has based its carrying value for its investment in PMG on recent stock based transactions entered into or proposed by PMG. Accordingly, the Company has revalued the carrying value of its investment in PMG to $13,230,418 at December 31, 2006 and correspondingly recorded an impairment charge of $8,984,527 in fiscal year ended December 31, 2006. As of June 30, 2007 the carrying value of  the investment in PMG was $13,230,418.

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

ITVN shares are a thinly traded security, over the counter under the symbol, “ITTV”. Management has determined that there has been a permanent erosion in the market value of this investment and accordingly has charged $3,691,040 to operations resulting in a carrying value of $1,161,184 at December 31, 2006. The share price of ITVN continued to erode during the first quarter of 2007 and accordingly, the Company has charged an additional $1,094,830 to operations resulting in a carrying value of $66,354 at June 30, 2007.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

4.

INVESTMENTS IN PMG AND ITVN (CONT’D)

General

The Company reports its investments in PMG and ITVN under the cost method of accounting. Accordingly, the investments in PMG and ITVN are reflected on the consolidated balance sheet at their initial costs, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized decreases in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment review, unless circumstances or events arise in the interim that would indicate the investment might be impaired. When such circumstances or events arise, the Company performs an abbreviated impairment review quarterly. Based on the 2007 quarterly impairment review, as discussed above, the Company determined that its investment in ITVN was impaired by $1,094,830, resulting in a carrying value of $66,354 at June 30, 2007.

5.

INVESTMENT IN CEL ART

Over the past several years, the Company has invested in animation art, other wise known as cel art. Cel is short for celluloid, which refers to the acetate material on which the animated figure is painted. This venue of collectible art was legitimized in 1984 when a former Disney Studio employee auctioned his private collection of cel art at Christies. The Company has acquired a portion of its animation cel art and related intellectual property through the issuance of common stock. Paragraph 8 of SFAS 123(R) states that when goods or services are received for the issuance of equity instruments they should be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Management determined that the fair value of the inventory was more reliably measure of value. During 2006, the Company distributed approximately $317,200 in samples that were never returned. Accordingly the Company has written down its investment in cel art at December 31, 2006 to $6,531,750, which remained the carrying value at June 30, 2007. However, on August 2, 2007, Note Holders of the Company, in compliance with Uniform Commercial Code practices, notified the Company that they would conduct a public sale of the art, which was pledged as collateral on the Notes. The art is currently in the possession of the Note Holders. The sale was conducted on August 13, 2007.

6.

PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consist of the following:

June 30, 2007
Computer equipment	$123,802
Office equipment	13,963
Software	5,272
Furniture and fixtures	118,796
Leasehold improvements	25,625
287,457
Less accumulated depreciation	(117,780)
$169,677

Depreciation expense for the six months ended June 30, 2007 and 2006 was $95,747 and $7,992, respectively. A substantial portion of the fixed assets reported in prior years have been disposed of as part of the discontinued operations of iBill.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

7.

LONG-TERM DEBT

As of June 30, 2007, long-term debt consisted of the following:

10% Convertible Notes	$9,525,000
Series E preferred stock	3,500,000
Series F preferred stock	3,450,000
Series H preferred stock	400,000
Total long-term debt	16,875,000
Less: current maturities	(10,658,568)
Less: unamortized discount, net	(1,784,883)
Total long-term debt, net of current portion	$4,431,549

The unamortized discount, net, of $1,784,883 is comprised of the following and will be amortized over the periods indicated:

10% Convertible Notes (5 years)	$1,271,872
Series E preferred stock (3 years)	342,951
Series F preferred stock (5 years)	1,044,560
Series H preferred stock (5 years)	(874,500)
Unamortized discount	$1,784,883

Scheduled maturities of long-term debt as of June 30, 2007 are as follows:

2007	$9,525,000
2008	0
2009	7,350,000
2010	0
2011 and thereafter	0
Total	$16,875,000

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

7.

LONG-TERM DEBT (CONT’D)

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

The Series E, F and H preferred stocks have been classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company’s common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder’s request in cash. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company initially bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and changes in the fair value are being charged or credited to income on a quarterly basis. During the six months ended June 30, 2007, the Company recorded a gain from the remeasurement of derivatives of $8,087.

As of June 30, 2007, convertible features of financial instruments is comprised of the following:

10% Convertible Notes	$8,459
Series E preferred stock	3,053
Series F preferred stock	3,064
Convertible features of financial instruments	$14,576

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

8.

PREFERRED STOCK (CONT’D)

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

9.

COMMITMENTS AND CONTINGENCIES (CONT’D)

Litigation (Cont’d)

However, CMI  obtained a judgment against the Company, in which the courts found the Company liable to CMI for $7 million. The Company does not intend to appeal the judgment.

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

Subsequent to our January 21, 2005 acquisition of iBill, the Company anticipated extensive litigation by former iBill clients pursuant to payments owed for credit card processing at the time FirstData terminated its banking and processing relationship with iBill. Numerous lawsuits have been filed against iBill in both federal and state circuit court. In the aggregate, current pending claims are approximately $450,000. The Company is aggressively negotiating settlement agreements for all lawsuits filed and anticipated. At December 31, 2005, we had negotiated approximately $9,700,000 in 627 settlements, with approximately $300,000 pursuant to 36 settlements occurring in the fourth quarter of 2005. The Company has failed to comply with the settlement terms of several of the settlement agreements due to its lack of working capital and has failed to provide answers to certain claims filed by webmasters. The failure to answer was not an intentional refusal to respond, rather it was from the Company’s inability to comply with financial terms of the subject settlement agreements and the Company had no defense to the creditors request for judgment. The failure to provide answers has resulted in default judgments and the failure to comply with settlement agreements resulted in confessions of judgments. As of June 30, 2007, approximately 116 lawsuits were pending against the Company, principally within Broward County federal and circuit courts, in an aggregate amount of approximately $52,426,931. Judgments at June 30, 2007 were $8,990,942. The Company is unable to satisfy these judgments, and has subsequently ceased its operations.

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

The order arose from a matter relating to Media Billing and iBill operations prior to our acquisition of Media Billing and iBill and related to the original purchase agreement between PHSL and InterCept. Pursuant to the iBill acquisition agreement, PHSL agreed to indemnify us for any claims relating to arising from or in connection with any and all transactions arising out of the membership interest purchase agreement between Media Billing, iBill and InterCept. The Company believes this matter is covered by the indemnification provision and has notified PHSL. The Company will consider the termination of the Series D preferred stock held by PHSL in the event PHSL fails to indemnify the Company for the losses under the order. Upon recording the initial purchase transaction of Media Billing and iBill, the opening balance sheet included a $4 million liability related to this matter. The

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

9.

COMMITMENTS AND CONTINGENCIES (CONT’D)

Litigation (Cont’d)

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

10.

RELATED PARTY TRANSACTIONS

The amount due to shareholders at June 30, 2007 and 2006 was $1,750,301 and $667,938, respectively. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The majority of the reduction was due to the Company making certain payments on behalf of these shareholders. The Company accrued interest at 18%, the contractual default rate, for the outstanding balances owed to the shareholders. On August 13, 2007, these shareholders foreclosed on the Company’s cel art, which had been pledged as collateral for the advances. For the six months ended June 30, 2007, the Company recorded expense on these advances of approximately $414,774.

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

•

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements as of June 30, 2007 and our contractual obligations as of December 31, 2005.

Overview

The Company suspended its operations of iBill in December 2006. The Company’s strategy going forward had been to maintain passive investments but to discontinue all operations associated with the adult entertainment industry. The Company intended to seek business opportunities through a business combination with one or more private companies. The Company has had no material operations since June 2006, and subsequent to a $7 million judgment against it and the seizure and sale of a material asset, has discontinued operations.

Although the Company forfeited its investment in the cel art, it continues to maintain the following strategic investments:

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

Results of Operations

Comparison of Three Months Ended June 30, 2007 (“Q2 2007”) to the Three Months Ended June  30, 2006 (“Q2 2006”) and the Six Months Ended June 30, 2007 (“6Mos 2007”) to the Six Months Ended June 30, 2006 (6Mos 2006”)

Revenues. There were no revenues from continuing operations for either Q2 2007 or Q2 2006. Revenues from continuing operations decreased $328,993 (100.0%) to $0 for 6Mos 2007 compared to $328,993 for 6Mos 2006. As described above we discontinued operations. iBill’s revenues of $0 for 6Mos 2007 and $909,607 for 6Mos 2006 are reported as discontinued operations for both reporting periods. Revenues from continuing operations for consisted primarily of service fees.

Operating costs and expenses. Operating costs expenses from continuing operations decreased $644,166 (46.5%) to $740,451 for Q2 2007 compared to $1,384,617 for Q2 2006. As described above we discontinued our credit card processing subsidiary iBill operations. In addition, we incurred a significant write down of assets 6Mos 2007. Operating costs expenses increased $743,570 (42.4%) to $2,497,765 for 6Mos 2007 compared to $1,754,195 for 6Mos 2006.

Other income (expense). Other income (expense) from continuing operations decreased $261,975 (159.1%) to $426,698 expense for Q2 2007 compared to $164,723 expense for Q2 2006. The decrease is primarily due to a reduction in the gain recognized from revaluing derivatives. Other income (expense) $124,843 (18.1%) to $814,929 expense for the 6Mos 2007 compared to $690,087 for the 6Mos 2006.

Net loss from continuing operations. Net loss from continuing operations decreased  $382,191 (24.7%) to $1,167,149 for Q2 2007 compared to $1,549,340 for Q2 2006, primarily for the reasons discussed above, the most significant of which was reducing costs associated with selling, general and administrative expenses. Net loss for the 6Mos 2007 decreased $2,584,320 (39.9%) to  $3,897,392 compared to $6,481,712 for the 6Mos 2006.

Net loss applicable to common shares. Net loss applicable to common shares decreased  $1,710,380 (55.9%) to $1,347,936 for Q2 2007 compared to $3,058,315 for Q2 2006, primarily for the reasons discussed above, the most significant of which was reducing the losses associated with discontinued operations. Net loss for the 6Mos 2007 decreased $2,584,320 (39.9%) to  $3,897,392 compared to $6,481,712 for the 6Mos 2006.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

At June 30, 2007, we had a bank overdraft of $18,377 and a working capital deficit of $53,068,962. The Company was unsuccessful in implementing a strategy that would allow it to continue its operations, and discontinued operations in August 2007, after a $7 million judgment was entered against us, and a material asset, our cel art, was foreclosed upon by note holders who held it as collateral for notes on which we defaulted.

During Q2 2007, we did not meet our financing needs.

On July 14, 2005, iBill entered into a credit and security agreement with Takeley Investments Ltd. (Takeley). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $456,889 is outstanding as of March 31, 2007. The note bears interest at 15% per annum and was due July 31, 2006. The Company has reached a verbal agreement to extend the note until July 31, 2007  As additional consideration for entering into the credit and security agreement, we issued Takeley a common stock purchase warrant to purchase 1,000,000 shares of common stock of IBD, exercisable at $0.33 per share at any time prior to July 14, 2010.

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

Going Concern

In connection with their audit report on our consolidated financial statements as of December 31, 2006, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern as such continuance is dependent upon our ability to raise sufficient capital. We have been unable to raise sufficient capital to continue operations, and at August 2007 have ceased all operations. The Company does not have the resources to satisfy substantial judgments against it, and a material asset, the cel art, has been foreclosed upon by shareholders holding notes collateralized with the art.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2007:

	Payments due by Period
		Less than	2-3	4-5	After
	Total	1 year	Years	years	5 years
Long-term debt obligations	$14,698,352	$10,195,278	$3,923,991	$—	$—
Operating leases	1,158,491	281,180	579,083	298,228	—
Contractual obligations	$15,856,843	$10,476,458	$4,503,074	$298,228	$—

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

Changes in Internal Controls

Gary Spaniak Jr. resigned as the Company’s President effective April 17, 2007. No other changes in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Interactive Brand Development, Inc.

Dated: August 20, 2007	By:	/s/ STEVE MARKLEY
Steve Markley
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer