Form 10QSB
period 2007-09-30
Interactive Brand Development Inc.
filed 2007-12-17
CIK 842927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

______________

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

5933 W. Hillsboro Blvd. #155

Parkland, FL 33067

(Address of principal executive offices, including zip code)

(954) 593-3650

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,644,987 shares of common stock, par value $0.001 per share, at December 10, 2007.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

All references to “we,” “us,” or “our,” in this Quarterly Report on Form 10-QSB means Interactive Brand Development, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Prepaid assets and other current assets	$0	$160,580
Assets of discontinued operations	0	47,746
TOTAL CURRENT ASSETS	0	208,326

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	0	256,005

INVESTMENTS:
Animation Cel art	0	6,531,750
Penthouse Media Group, Inc.	13,230,418	13,230,418
Interactive Television Networks, Inc.	42,000	1,161,184

TOTAL ASSETS	$13,272,418	$21,387,683

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$0	$58,266
Accounts payable and accrued expenses	6,917,460	4,750,433
Long term debt, current portion	10,658,568	10,195,278
Due to related parties	1,662,496	1,641,038
Liabilities of discontinued operations	34,182,071	33,683,923
TOTAL CURRENT LIABILITIES	53,420,595	50,328,938

LONG TERM DEBT, NET OF CURRENT PORTION	4,431,549	4,247,607
OTHER LIABILITIES	0	37,779
TOTAL LIABILITIES	57,852,144	54,614,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock series D, $.001 par value, 330,000 shares authorized, 222,588 shares issued and outstanding	223	223
Preferred stock series G, $.001 par value, 45,000 shares authorized, 23,087 shares issued and outstanding	23	23
Common stock $.001 par value, 400,000,000 shares authorized, 108,644,987 shares issued and 104,691,263 shares outstanding	108,645	108,645
Treasury stock, 3,953,724 shares at cost	(328,682)	(328,682)
Additional paid-in capital	24,902,809	25,295,665
Accumulated deficit	(69,262,744)	(58,302,515)
TOTAL SHAREHOLDERS' DEFICIT	(44,579,726)	(33,226,641)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$13,272,418	$21,387,683

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED September 30, 2007 AND 200

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

NET REVENUE	0	$0	0	328,993

OPERATING COSTS AND EXPENSES
Selling, general and administrative	$370,010	1,380,621	$1,677,198	1,746,203
Depreciation and amortization		3,996	95,747	7,992
Write down of investments		—	1,094,830	—
Forclosure of Cel Art	6,531,750		6,531,750
Imperiment of Interactive TV	24,354		24,354
Loss on Furniture & Equipment	169,677		169,677

TOTAL COSTS AND EXPENSES	7,095,791	1,384,617	9,593,556	1,754,195

OPERATING LOSS	(7,095,791)	(1,384,617)	(9,593,556)	(1,425,202)

OTHER INCOME (EXPENSE)
Interest expense	0	(461,556)	(859,414)	(1,078,977)
Gain on remeasurement of derivatives	0	371,295	16,174	466,146
Other income	32,953	(74,462)	61,264	(74,462)

	32,953	(164,723)	(781,976)	(687,293)

NET LOSS
Continuing operations	(7,062,838)	(1,549,340)	(10,375,532)	(2,112,495)
Discontinued operations	0	(1,412,725)	(498,448)	(4,173,923)

	(7,062,838)	(2,962,065)	(10,873,980)	(6,286,418)
Dividends on preferred shares		(96,250)	(86,250)	(192,500)

NET LOSS APPLICABLE TO COMMON SHARES	$(7,062,838)	(3,058,315)	$(10,960,230)	(6,478,918)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	108,644,987	105,668,558	108,644,987	105,092,130
Diluted	285,694,934	286,561,700	285,694,934	285,957,940

NET LOSS PER COMMON SHARE - BASIC
Net loss from continuing operations	$(0.07)	(0.01)	$(0.10)	(0.02)
Net loss from discontinued operations	$—	(0.01)	$—	(0.04)
Net loss per common share - basic	$(0.07)	(0.03)	$0.10	(0.06)

NET LOSS PER COMMON SHARE - DILUTED
Net loss from continuing operations	$(0.02)	(0.01)	$0.04	(0.01)
Net loss from discontinued operations	$—	(0.00)	$—	(0.01)
Net loss per common share - diluted	$(0.02)	(0.01)	$0.04	(0.02)

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED September 30, 2006 AND 2005

(Unaudited)

	Nine Months Ended September 30,
	2007	2,006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(10,375,532)	(14,627,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on remeasurement of derivatives	(30,750)	(466,146)
Dividends declared	(86,250)	(192,500)
Amortization of unamortized discount	254,376	254,376
Depreciation	95,747	2,417,413
Write down of investment	7,650,934
Loss on Fixed Assets	—	945,152
Stock issued for services	—	203,006
Impairment of intangible assets		6,568,851
Gain on termination of lease		(178,595)
Changes in operating assets and liabilities:
Accounts receivable and processor reserves	—	2,440,268
Prepaid assets and other current assets	160,581	570,324
Accounts payable and accrued expenses	2,167,027	1,638,507
Other liabilities	(7,029)	182,701
Client payouts	—	79,099
Net cash used in operating activities	(170,896)	(165,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements	(9,419)	(177,517)
Proceeds from disposal of fixed assets	169,677
Net cash used in investing activities	160,258	(177,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Line of Credit		492,684
Net proceeds from notes payable - related parties	21,458	(545,006)
Net cash provided by investing activities	21,458	(52,322)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	47,446
Net cash used in investing activities	—
Net cash provided by financing activities	—
Net cash provided by discontinued operations	47,446

NET (DECREASE) INCREASE IN CASH AND EQUIVILANTS	58,266	(395,249)
Cash and cash equivalents at beginning of the period	(58,266)	290,885

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$0	$(104,364.00)

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Interactive Brand Development, Inc. (“IBD”, “the Company” or “the Corporation”), a Delaware corporation, has discontinued its operations following a judgment against it by CMI II, LLC (CMI), an affiliate of Castlerigg Master Investments Limited and a holder of shares of IBD’s Series F Convertible Redeemable Secured Preferred stock (Series F Stock). The judgment was granted on August 15, 2007 for $7 million. CMI brought suit against IBD and its wholly owned direct and indirect subsidiaries, Media Billing Company, LLC (Media Billing) and iBill, in the Supreme Court of the State of New York, New York County for damages arising out of alleged breaches (i) by IBD of various provisions of a Subscription Agreement pursuant to which CMI purchased the Series F Stock, (ii) by IBD of the IBD Certificate of Designation of Preferences and Rights of the Series F Stock, and (iii) by Media Billing and iBill of an Unconditional and Irrevocable Guaranty to guaranty both the payment and performance of all of IBD’s obligations to CMI. CMI also seeks redemption of the Series F Stock.

Additionally, the Company’s cel art, a significant asset, has been foreclosed upon by Note Holders that had filed Uniform Commercial Code statements in 2004, collateralizing their loans with the cel art.  This resulted in a $6,531,750 loss.

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

$

On October 19, 2004, we purchased 347,138 Class B shares of PMG (formerly, General Media, Inc.), representing a 27% non-voting interest in PMG, an established global adult media, entertainment and licensing company.

$

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

$

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

$

Credit card and stored value card payment processing services to Internet merchants and as an intermediary “aggregator” that aggregates the consumer credit card transactions of thousands of such merchants and arranges for the processing of the aggregated transactions.

$

Online check payment processing services to Internet merchants. iBill’s Web Merchants offer consumers the ability to purchase online goods and services by authorizing a direct debit, via the Automated Clearing House System, (referred to as ACH) to the consumer’s checking account.

$

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

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

$

locating appropriate target acquisitions and securing the necessary capital to acquire and revitalize the target company;

$

providing strategic marketing services to clients;

$

settling legacy outstanding obligations;

$

continued review of all expenditures in order to minimize costs; and

$

raise additional working capital as necessary.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less. At various times during the year, the Company will maintain cash balances in excess of the maximum amount insured by the Federal Deposit Insurance Corporation.  At September 30, 2007, the company had expended all its cash and reserves.

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

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Property, Plant and Equipment

On September 1, 2007, the company was evicted from its office due to non-payment of rent.  All leasehold improvements, furniture and equipment were confected and disposed.

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

LOC - On December 31, 2004, iBill obtained a letter of credit (LOC) from IIG Trade Opportunities Fund (IIG) in the amount of $2.1 million to be used for working capital. Effective December 5, 2005, the Company executed an amended and restated promissory note with IIG. The amended note increases the Company’s line of credit with IIG from $2.1 million to $6 million. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. As of September 30, 2007, the Company had made no further draws on the LOC.

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

Client Notes - During the second quarter of 2005, the Company issued notes payables to various iBill clients, to settle past due amounts owed. The Client Notes are subject to reduction related to chargebacks or other adjustments related to payout transactions, with an annual interest rate of 3%, and are payable in full with accrued interest in two years. The Client Notes can be paid, at the Company’s sole discretion at any time following ninety (90) days from the execution of the note, either 100% in cash or 50% in cash and 50% in restricted stock. The Company had an outstanding balance of $4,928,476 and accrued unpaid interest of $325,873 on Client Notes at September 30, 2007.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

3.

DISCONTINUED OPERATIONS – iBill (CONT’D)

Takeley Note - On July 14, 2005, IBD’s wholly-owned subsidiary, iBill entered into a credit and security agreement with Takeley Investments Ltd.(“Takeley”). Pursuant to the agreement, Takeley loaned iBill approximately $1,000,000 pursuant to a revolving promissory note, of which $456,889 is outstanding as of June 30, 2007. The note bears interest at 15% per annum and is due July 31, 2006. The note is currently being extended. The Company had accrued unpaid interest on the note of approximately $142,139 at September 30, 2007.

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

No tax provision (benefit) was recorded on discontinued operations in the three months ended September, 30, 2007 or 2006. The Company expects to incur minor ongoing operating losses but these are not expected to be material to the results of operations or to the Company’s financial position.

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

ITVN shares are a thinly traded security, over the counter under the symbol, “ITTV”. Management has determined that there has been a permanent erosion in the market value of this investment and accordingly has charged $3,691,040 to operations resulting in a carrying value of $1,161,184 at December 31, 2006. The share price of ITVN continued to erode during the first quarter of 2007 and accordingly, the Company has charged an additional $1,094,830 to operations resulting in a carrying value of $40,000 at September 30, 2007.

INTERACTIVE BRAND DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

4.

INVESTMENTS IN PMG AND ITVN (CONT’D)

General

The Company reports its investments in PMG and ITVN under the cost method of accounting. Accordingly, the investments in PMG and ITVN are reflected on the consolidated balance sheet at their initial costs, and the Company will recognize income only to the extent it receives cash distributions. Temporary unrealized decreases in the value of the individual investments would be reported as other comprehensive income or loss, and other-than-temporary unrealized decreases in value would be expensed as incurred. The Company performs an annual impairment review, unless circumstances or events arise in the interim that would indicate the investment might be impaired. When such circumstances or events arise, the Company performs an abbreviated impairment review quarterly. Based on the 2007 quarterly impairment review, as discussed above, the Company determined that its investment in ITVN was impaired by $1,021,184, resulting in a carrying value of $40,000 at September 30, 2007.

5.

INVESTMENT IN CEL ART

As previously discussed, this asset was foreclosed on and public auction was held on August 13, 2007.  Reduction in assets of the company was $6,531,750

6.

PROPERTY, PLANT & EQUIPMENT

As previously discussed, all leasehold improvements, fixtures and equipment was lost through eviction on September 1, 2007 due to non payment of lease obligation(s).Reduction in the assets of the company was $169,677.

7.

LONG-TERM DEBT

As of September 30, 2007, long-term debt consisted of the following:

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

The Series E, F and H preferred stocks have been classified as long-term debt, net of the amounts allocated to the derivative financial instruments and the warrants attached thereto. The Series E preferred stock is convertible into an indeterminate number of shares of the Company’s common stock based on the price of the stock near the conversion date. The conversion of the Series F preferred stock is at the option of the holder, not the Company, and is redeemable at the holder’s request in cash. The Series H preferred stock is not considered a derivative financial instrument as it is convertible into a specific, determinable number of common shares. Due to embedded conversion features, the Company initially bifurcated $1,831,862, $1,898,559 and $2,044,720 of the 10% notes, Series E preferred stock and Series F preferred stock, respectively, and changes in the fair value are being charged or credited to income on a quarterly basis. During the six months ended September 30, 2007, the Company recorded a gain from the remeasurement of derivatives of $8,087.

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

Series F preferred stock has accrued dividends paid one half in cash and one half in common stock. In 2006, the Company accrued unpaid dividends of $763,792 on Series F Preferred stock. In computing net income applicable to common stock, the Company has incorporated the preferred stock dividend declared in fiscal year 2006 of $418,792.  On August 15, 2007, the owners of Series F acquired a judgment against the company in the amount of $7,000,000 which included the principal, accrued interest, fees, and attorney fees.

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

10.

RELATED PARTY TRANSACTIONS

The amount due to shareholders at September 30, 2007 and 2006 was $1,662,496 and $667,938, respectively. These amounts represented advances from shareholders and corporate expenses paid personally by shareholders. The majority of the reduction was due to the Company making certain payments on behalf of these shareholders. The Company accrued interest at 18%, the contractual default rate, for the outstanding balances owed to the shareholders. On August 13, 2007, these shareholders foreclosed on the Company’s cel art, which had been pledged as collateral for the advances. For the six months ended June 30, 2007, the Company recorded expense on these advances of approximately $519,629.

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

$

Overview. This section provides a general description of our business, trends in our industry, as well as significant transactions that have occurred that we believe are important in understanding our financial condition and results of operations.

$

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout this discussion and analysis are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstance.

$

Recent accounting pronouncements. This section provides an analysis of relevant recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and the effect of those pronouncements.

$

Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.

$

Results of operations. This section provides an analysis of our results of operations for the year ended December 31, 2006 relative to the comparative prior year period presented in the accompanying consolidated statements of operations.

$

Liquidity and capital resources. This section provides an analysis of our cash flows, capital resources and off-balance sheet arrangements as of June 30, 2007 and our contractual obligations as of December 31, 2006.

Overview

The Company suspended its operations of iBill in December 2006. The Company’s strategy going forward had been to maintain passive investments but to discontinue all operations associated with the adult entertainment industry. The Company intended to seek business opportunities through a business combination with one or more private companies. The Company has had no material operations since June, 2006, and subsequent to a $7 million judgment against it and the seizure and sale of a material asset, has discontinued operations.

Although the Company forfeited its investment in the cel art, it continues to maintain the following strategic investments:

$

A minority non-voting interest in Penthouse Media Group, Inc. (PMG), an established global adult media, entertainment and licensing company founded in 1965 that publishes Penthouse Magazine, and owns and licenses the PENTHOUSE trademarks and other intellectual property.

$

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

Results of Operations

Comparison of Three Months Ended September 30, 2007 (“Q3 2007”) to the Three Months Ended September 30, 2006 (“Q2 2006”) and the Nine Months Ended September 30, 2007 (“9Mos 2007”) to theNine Months Ended September 30, 2006 (9Mos 2006”)

Revenues. There were no revenues from continuing operations for either Q3 2007 or Q3 2006. Revenues from continuing operations decreased $328,993 (100.0%) to $0 for 9Mos 2007 compared to $328,993 for 9Mos 2006. As described above we discontinued operations. iBill’s revenues of $0 for 9Mos 2007 and $909,607 for 9Mos 2006 are reported as discontinued operations for both reporting periods. Revenues from continuing operations for consisted primarily of service fees.

Operating costs and expenses. Operating costs expenses from continuing operations decreased $5,492,252 to $7,095,791 for Q3 2007 compared to $9,593,556 for Q3 2006. As described above we discontinued our credit card processing subsidiary iBill operations. In addition, we incurred a significant write down of assets 9Mos 2007.  The company was evicted from its office on September 1, 2007 and we lost all of our furniture and equipment totaling $169,677.  Additionally, our Cel Art inventory was repossessed with a loss of $6,531,750.

Net loss from continuing operations. Net loss from continuing operations decreased  $1,275,810 to $7,062,838 for Q3 2007 compared to $10,375,532 for Q3 2006, primarily for the reasons discussed above, the most significant of which was reducing costs associated with selling, general and administrative expenses. Net loss for the 9Mos 2007 decreased $4,252,328 to  $10,375,532 compared to $14,627,860 for the 9Mos 2006.

Net loss applicable to common shares. Net loss applicable to common shares decreased  $1,275,810 to $7,062,836 for Q3 2007 compared to $10,375,532 Q3 2006, primarily for the reasons discussed above, the most significant of which was reducing the losses associated with discontinued operations.

Liquidity and Capital Resources

Discussion on Liquidity and Capital Resources

At September 30, 2007, we had working capital deficit of $62,199,906. The Company was unsuccessful in implementing a strategy that would allow it to continue its operations, and discontinued operations in August 2007, after a $7 million judgment was entered against us, and a material asset, our cel art, was foreclosed upon by note holders who held it as collateral for notes on which we defaulted.

During Q3 2007, we did not meet our financing needs.

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

During the fourth quarter of 2005, we executed an amended and restated promissory note with IIG Trade Opportunities Fund (IIG). The amended note increases the Company’s line of credit with IIG from $2.1 million to $6 million. The amended note changed the interest rate from 12% per annum to a rate per annum equal to 6.75% plus the Prime Rate provided, however, that the interest rate shall at no time be less than 12% per annum. On May 1, 2006, the Company received notice from IIG that a default occurred related to the amended note. IIG terminated its commitment to fund and accelerated and demanded payment in full on the outstanding amount of approximately $3.8 million (approximately $4.0 million borrowed offset by $144,000 in cash held in escrow by IIG.) The Company disputed that a default had occurred. In April 2007, IIG verbally agreed to accept a combination of PMG stock and $5 million in cel art owned by the Company as satisfaction of the promissory note.  The cel art was lost and the deal has not concluded.

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

The following table reflects our contractual obligations as of September 30, 2007:

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

PART II – OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

During the period covered by this report there have been no material developments under the legal proceedings disclosed under Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, other than the judgment obtained by CMI as previously discussed.

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

On May 1, 2006, the Company received notice from IIG, of default by the Company related to the terms of the Company’s amended note in the total outstanding amount of approximately $3.8 million (approximately $4.0 million in borrowings offset by $144,000 in cash held in escrow by IIG). The Company disputes that a default has occurred, as it believes that the alleged breaches of the credit agreement (if any) do not give rise to the acceleration of the amounts owed under the amended note. Further, the Company believes that IIG has violated terms of the LOC in that among other things it failed to fully fund its obligation under the LOC. At March 31, 2007, the Company had negotiated a verbal agreement to settle with IIG for PMG stock.

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

Interactive Brand Development, Inc.

Dated: December 12, 2007	By:	/s/ STEVE MARKLEY
Steve Markley
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer